Form 10-Q
period 2021-09-30
Loyalty Ventures Inc.
filed 2021-11-24
CIK 1870997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40776

Loyalty Ventures Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-1353472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Alliance Data Systems Corporation

7500 Dallas Parkway, Suite 700

Plano, Texas 75024

(Address of Principal Executive Offices)

(972) 338-5170

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common stock, par value $0.01 per share	LYLT	The Nasdaq Stock Market LLC

As of November 19, 2021, 24,585,237 shares of common stock were outstanding.

LOYALTY VENTURES INC.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

LOYALTY VENTURES INC.

UNAUDITED CONDENSED COMBINED BALANCE SHEETS

	September 30,	December 31,
	2021	2020

	(in thousands)
ASSETS
Cash and cash equivalents	$198,865	$278,841
Accounts receivable, net, less allowance for doubtful accounts ($4.7 million and $4.0 million at September 30, 2021 and December 31, 2020, respectively)	290,652	270,559
Inventories	192,277	164,306
Redemption settlement assets, restricted	733,952	693,461
Other current assets	20,505	23,000
Total current assets	1,436,251	1,430,167
Property and equipment, net	83,720	97,916
Right of use assets - operating	103,060	113,870
Deferred tax asset, net	71,677	70,137
Intangible assets, net	3,580	5,097
Goodwill	709,006	735,898
Investment in unconsolidated subsidiary – related party	—	854
Other non-current assets	3,157	4,125
Total assets	$2,410,451	$2,458,064
LIABILITIES AND EQUITY
Accounts payable	$74,584	$74,818
Accrued expenses	49,612	67,056
Deferred revenue	924,295	898,475
Current operating lease liabilities	9,626	9,942
Other current liabilities	131,601	64,990
Total current liabilities	1,189,718	1,115,281
Deferred revenue	96,605	105,544
Long-term operating lease liabilities	106,675	117,648
Other liabilities	23,877	25,290
Total liabilities	1,416,875	1,363,763
Commitments and contingencies
Parent’s net investment	1,042,072	1,093,920
Accumulated other comprehensive (loss) income	(48,496)	381
Total equity	993,576	1,094,301
Total liabilities and equity	$2,410,451	$2,458,064

See accompanying notes to unaudited condensed combined financial statements.

LOYALTY VENTURES INC.

UNAUDITED CONDENSED COMBINED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)
Revenues
Redemption, net	$97,149	$113,073	$280,844	$318,620
Services	65,806	63,629	199,244	193,856
Other	6,302	8,054	16,628	21,456
Total revenue	169,257	184,756	496,716	533,932
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	119,882	146,358	372,820	399,519
General and administrative	4,018	3,630	11,608	10,794
Depreciation and other amortization	8,665	7,735	26,237	20,690
Amortization of purchased intangibles	433	12,538	1,316	36,168
Total operating expenses	132,998	170,261	411,981	467,171
Operating income	36,259	14,495	84,735	66,761
Gain on sale of a business	—	—	—	(10,876)
Interest income, net	(136)	(167)	(318)	(516)
Income before income taxes and (income) loss from investment in unconsolidated subsidiary	36,395	14,662	85,053	78,153
Provision for income taxes	16,542	3,534	31,616	17,382
(Income) loss from investment in unconsolidated subsidiary – related party, net of tax	(4,108)	148	(4,067)	205
Net income	$23,961	$10,980	$57,504	$60,566

Net income per share - Basic and Diluted (Note 3)	$0.97	$0.45	$2.34	$2.46

Number of Basic and Diluted Shares Outstanding (Note 3)	24,585	24,585	24,585	24,585

See accompanying notes to unaudited condensed combined financial statements.

LOYALTY VENTURES INC.

UNAUDITED CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Net income	$23,961	$10,980	$57,504	$60,566

Other comprehensive income (loss):
Unrealized (loss) gain on securities available-for-sale	(2,769)	4,386	(11,245)	15,913
Tax benefit	—	—	693	—
Unrealized (loss) gain on securities available-for-sale, net of tax	(2,769)	4,386	(10,552)	15,913

Unrealized gain (loss) on cash flow hedges	1,206	690	2,134	(1)
Tax expense	(298)	(212)	(454)	(41)
Unrealized gain (loss) on cash flow hedges, net of tax	908	478	1,680	(42)

Foreign currency translation adjustments	(21,064)	35,495	(40,005)	32,733

Other comprehensive (loss) income, net of tax	(22,925)	40,359	(48,877)	48,604

Total comprehensive income, net of tax	$1,036	$51,339	$8,627	$109,170

See accompanying notes to unaudited condensed combined financial statements.

LOYALTY VENTURES INC.

UNAUDITED CONDENSED COMBINED STATEMENTS OF EQUITY

Three Months Ended September 30, 2021
(in thousands)
Balance at July 1, 2021	$987,015
Net income	23,961
Other comprehensive loss	(22,925)
Change in Parent’s net investment	5,525
Balance at September 30, 2021	$993,576

Three Months Ended September 30, 2020
(in thousands)
Balance at July 1, 2020	$978,008
Net income	10,980
Other comprehensive income	40,359
Change in Parent’s net investment	3,364
Balance at September 30, 2020	$1,032,711

Nine Months Ended September 30, 2021
(in thousands)
Balance at December 31, 2020	$1,094,301
Net income	57,504
Other comprehensive loss	(48,877)
Change in Parent’s net investment	(109,352)
Balance at September 30, 2021	$993,576

Nine Months Ended September 30, 2020
(in thousands)
Balance at December 31, 2019	$947,559
Net income	60,566
Other comprehensive income	48,604
Change in Parent’s net investment	(24,018)
Balance at September 30, 2020	$1,032,711

See accompanying notes to unaudited condensed combined financial statements.

LOYALTY VENTURES INC.

UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,504	$60,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,553	56,858
Deferred income taxes	(3,594)	3,610
Non-cash stock compensation	6,322	5,184
Gain on sale of a business	—	(10,876)
Gain on sale of investment in unconsolidated subsidiary – related party	(4,110)	—
Change in other operating assets and liabilities, net of sale of business:
Change in deferred revenue	12,775	37,648
Change in accounts receivable	(14,201)	29,546
Change in accounts payable and accrued expenses	(12,496)	(45,718)
Change in other assets	(28,982)	23,961
Change in other liabilities	62,415	(34,414)
Other	10,539	(4,686)
Net cash provided by operating activities	113,725	121,679

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets, restricted	(47,312)	(31,277)
Capital expenditures	(13,137)	(18,605)
Investments in unconsolidated subsidiary – related party	—	(736)
Distributions from investment in unconsolidated subsidiary – related party	795	—
Sale of investment in unconsolidated subsidiary – related party	4,055	—
Net cash used in investing activities	(55,599)	(50,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to Parent	(120,000)	—
Net transfers to Parent	(9,278)	(1,511)
Net cash used in financing activities	(129,278)	(1,511)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,000)	3,604

Change in cash, cash equivalents and restricted cash	(75,152)	73,154
Cash, cash equivalents and restricted cash at beginning of year	337,525	175,132
Cash, cash equivalents and restricted cash at end of year	$262,373	$248,286

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$200	$209
Income taxes paid, net	$30,781	$61,684

See accompanying notes to unaudited condensed combined financial statements.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, SPINOFF AND BASIS OF PRESENTATION

Description of the Business

Loyalty Ventures Inc. (the “Company” or “Loyalty Ventures”) provides coalition and campaign-based loyalty solutions through the Canadian AIR MILES® Reward Program and BrandLoyalty Group B.V. (“BrandLoyalty”). The AIR MILES Reward Program is a full service outsourced coalition loyalty program for its sponsors who pay a fee per AIR MILES reward mile issued, in return for which the AIR MILES Reward Program provides all marketing, customer service, rewards and redemption management. BrandLoyalty designs, implements, conducts and evaluates innovative and tailor-made loyalty programs for high frequency retailers worldwide. These loyalty programs are designed to generate immediate changes in consumer behavior and are offered across Europe and Asia, as well as around the world. The business represents the LoyaltyOne reportable segment previously owned by Alliance Data Systems Corporation (“ADS” or “Parent”) that was spun off into Loyalty Ventures Inc. on November 5, 2021.

Spinoff of the LoyaltyOne Segment

On October 13, 2021, the Board of Directors of ADS approved the previously announced separation (the “Separation”) of its LoyaltyOne segment, into an independent, publicly traded company, Loyalty Ventures Inc. The Separation was completed on November 5, 2021 through the pro rata distribution of 81% of the outstanding shares of Loyalty Ventures to holders of ADS common stock at the close of business on the record date of October 27, 2021, with ADS retaining the remaining 19% of the outstanding shares of Loyalty Ventures. ADS stockholders of record at the close of business on October 27, 2021 received one share of Loyalty Ventures common stock for every two and one-half (2.5) shares of ADS common stock. Additionally, Loyalty Ventures made a cash distribution of $750.0 million to ADS on November 3, 2021 as part of the Separation. The distribution qualified as a tax-free reorganization and a tax-free distribution to ADS and its stockholders for U.S. federal income tax purposes. On November 8, 2021, “regular-way” trading of Loyalty Ventures’ common stock began on the Nasdaq Stock Market under the symbol “LYLT”.

In connection with the Separation, Loyalty Ventures entered into several agreements with ADS, including on November 3, 2021 the Separation and Distribution Agreement and on November 5, 2021 the remaining agreements described below, that, among other things, effect the Separation and provide a framework for its relationship with ADS after the Separation:

•

Separation and Distribution Agreement. Governs the overall terms of the Separation. Generally, the Separation and Distribution Agreement includes ADS’ and Loyalty Ventures’ agreements relating to the restructuring steps taken to complete the Separation, including the assets and rights transferred, liabilities assumed and related matters. The Separation and Distribution Agreement provides for ADS and Loyalty Ventures to transfer specified assets between the companies that operate the LoyaltyOne segment after the Distribution, on the one hand, and ADS’ remaining businesses, on the other hand.

•

Tax Matters Agreement. Governs ADS’ and Loyalty Ventures’ respective rights, responsibilities and obligations with respect to taxes, including taxes arising in the ordinary course of business, and taxes, if any, incurred as a result of the failure of the Distribution (and certain related transactions) to qualify for tax-free treatment for U.S. federal income tax purposes. The Tax Matters Agreement also sets forth the respective obligations of the parties with respect to the filing of tax returns, the administration of tax contests and assistance and cooperation on tax matters. Under the Tax Matters Agreement, ADS generally is responsible for all of the pre-Separation taxes of Loyalty Ventures and its subsidiaries (“Loyalty Ventures Group”) and is entitled to all the Loyalty Ventures Group’s pre-Separation refunds, and Loyalty Ventures is generally responsible for all post-Separation taxes with respect to the Loyalty Ventures Group.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

•

Transition Services Agreement. Sets forth the terms on which each of Loyalty Ventures and ADS will provide certain historically shared services to the other, on a transitional basis. Transition services will include various corporate, administrative and information technology services. Both parties are obligated, subject to certain customary exceptions, to provide such services in substantially the same manner as such services have been provided during the 12-month period prior to the distribution.

•

Employee Matters Agreement. Governs each company’s respective compensation and benefit obligations with respect to current and former employees, directors and consultants. The Employee Matters Agreement sets forth general principles relating to employee matters in connection with the Separation, such as the assignment of employees, the assumption and retention of liabilities and related assets, expense reimbursements, workers’ compensation, leaves of absence, the provision of comparable benefits, employee service credit, the sharing of employee information and duplication or acceleration of benefits.

•

Registration Rights Agreement. Provides ADS with certain customary demand registration, shelf takedown and piggyback registration rights with respect to its shares of Loyalty Ventures’ common stock, subject to certain customary limitations.

Basis of Presentation

The Company has historically operated as part of ADS and not as a standalone company. The unaudited condensed combined financial statements have been derived from ADS’ historical accounting records and are presented on a carve-out basis. All revenues and expenses as well as assets and liabilities directly associated with the business activity of the Company are included in the unaudited condensed combined financial statements. The unaudited condensed combined financial statements also include allocations of certain general and administrative expenses from ADS. However, amounts recognized by the Company are not necessarily representative of the amounts that would have been reflected in the unaudited condensed combined financial statements had the Company operated independently of ADS. Related-party allocations are discussed further in Note 18, “Related Party Transactions.” The cash and cash equivalents held by ADS at the corporate level are not specifically identifiable and therefore have not been reflected in the combined balance sheets. ADS’ third-party long-term debt and the related interest expense have not been allocated for any of the periods presented as the Company was not a legal obligor of such debt.

Parent’s net investment represents ADS’ interest in the recorded net assets of the Company. All significant transactions between the Company and Parent have been included in the accompanying unaudited condensed combined financial statements. Transactions with Parent as contributions to the carve-out entity or distributions from the carve-out entity are reflected in the accompanying unaudited condensed combined statements of equity as “Changes in Parent’s net investment” and in the accompanying unaudited condensed combined balance sheets within “Parent’s net investment.”

All significant intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying unaudited condensed combined financial statements.

The Company’s unaudited condensed combined financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s unaudited condensed combined financial statements and accompanying notes are presented in U.S. Dollars (“USD”), the Company’s reporting currency.

The unaudited condensed combined financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

operating results to be expected for any subsequent interim period or for the fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed combined financial statements should be read in conjunction with the combined financial statements and the notes thereto for the year ended December 31, 2020 included in our registration statement on Form 10, filed with the Securities and Exchange Commission (“SEC”) on October 13, 2021.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. This ASU is elective and is effective upon issuance for all entities. The Company is evaluating the impact that adoption of ASU 2020-04 will have on its combined financial statements.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminated certain exceptions within ASC 740, “Income Taxes,” and clarified certain aspects of ASC 740 to promote consistency among reporting entities. Most amendments within the standard were required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company’s adoption of this standard on January 1, 2021 did not have a material impact on its unaudited condensed combined financial statements.

2. REVENUE

The Company’s products and services are reported under two segments—AIR MILES Reward Program and BrandLoyalty, as shown below. The following tables present revenue disaggregated by major source, as well as geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

	AIR MILES
Three Months Ended September 30, 2021	Reward Program	BrandLoyalty	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$68,580	$—	$68,580
Campaign-based loyalty solutions	—	95,799	95,799
Other	10	1,530	1,540
Revenue from contracts with customers	$68,590	$97,329	$165,919

Investment income	3,338	—	3,338
Total	$71,928	$97,329	$169,257

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	AIR MILES
Three Months Ended September 30, 2020	Reward Program	BrandLoyalty	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$62,938	$—	$62,938
Campaign-based loyalty solutions	—	117,435	117,435
Other	(17)	1,123	1,106
Revenue from contracts with customers	$62,921	$118,558	$181,479

Investment income	3,277	—	3,277
Total	$66,198	$118,558	$184,756

	AIR MILES
Nine Months Ended September 30, 2021	Reward Program	BrandLoyalty	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$203,870	$—	$203,870
Campaign-based loyalty solutions	—	278,726	278,726
Other	12	3,867	3,879
Revenue from contracts with customers	$203,882	$282,593	$486,475

Investment income	10,241	—	10,241
Total	$214,123	$282,593	$496,716

	AIR MILES
Nine Months Ended September 30, 2020	Reward Program		BrandLoyalty	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$195,870		$—	$195,870
Campaign-based loyalty solutions	—		322,504	322,504
Other	1,903	(1)	4,077	5,980
Revenue from contracts with customers	$197,773		$326,581	$524,354

Investment income	9,578		—	9,578
Total	$207,351		$326,581	$533,932
(1)	Includes revenues from Precima®, a provider of retail strategy and customer data applications and analytics, which was sold by the Parent on January 10, 2020, which comprised $1.9 million for the nine months ended September 30, 2020. See Note 4, “Dispositions,” for more information.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	AIR MILES
Three Months Ended September 30, 2021	Reward Program	BrandLoyalty	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$—	$95	$95
Canada	71,928	3,894	75,822
Europe, Middle East and Africa	—	68,168	68,168
Asia Pacific	—	22,967	22,967
Other	—	2,205	2,205
Total	$71,928	$97,329	$169,257

	AIR MILES
Three Months Ended September 30, 2020	Reward Program	BrandLoyalty	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$—	$3,316	$3,316
Canada	66,198	4,132	70,330
Europe, Middle East and Africa	—	76,876	76,876
Asia Pacific	—	12,549	12,549
Other	—	21,685	21,685
Total	$66,198	$118,558	$184,756

	AIR MILES
Nine Months Ended September 30, 2021	Reward Program	BrandLoyalty	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$—	$2,637	$2,637
Canada	214,123	15,163	229,286
Europe, Middle East and Africa	—	200,022	200,022
Asia Pacific	—	57,690	57,690
Other	—	7,081	7,081
Total	$214,123	$282,593	$496,716

	AIR MILES
Nine Months Ended September 30, 2020	Reward Program	BrandLoyalty	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$1,028	$8,562	$9,590
Canada	206,055	8,065	214,120
Europe, Middle East and Africa	268	195,884	196,152
Asia Pacific	—	62,960	62,960
Other	—	51,110	51,110
Total	$207,351	$326,581	$533,932

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

Contract Liabilities

The Company records a contract liability when cash payments are received in advance of its performance, which applies to the service and redemption of an AIR MILES reward mile and the reward products for its campaign-based loyalty solutions.

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total

	(in thousands)
Balance at January 1, 2021	$247,186	$756,833	$1,004,019
Cash proceeds	128,988	206,715	335,703
Revenue recognized (1)	(148,373)	(175,696)	(324,069)
Other	—	1,182	1,182
Effects of foreign currency translation	1,290	2,775	4,065
Balance at September 30, 2021	$229,091	$791,809	$1,020,900
Amounts recognized in the combined balance sheets:
Deferred revenue (current)	$132,486	$791,809	$924,295
Deferred revenue (non-current)	$96,605	$—	$96,605
(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $44.5 million in 2021, $109.5 million in 2022, $57.6 million in 2023, and $17.5 million in 2024.

The contract liabilities for BrandLoyalty’s campaign-based loyalty solutions are recognized in other current liabilities in the Company’s unaudited condensed combined balance sheets. The beginning balance as of January 1, 2021 was $66.9 million and the closing balance as of September 30, 2021 was $107.2 million, with the change due to cash payments received in advance of program performance, offset in part by revenue recognized of approximately $226.9 million during the nine months ended September 30, 2021.

3. EARNINGS PER SHARE

On November 5, 2021, the date of the Separation, 81% of the outstanding shares of Loyalty Ventures were distributed pro rata based on the outstanding shares of ADS common stock at the close of business on the record date of October 27, 2021, with ADS retaining the remaining 19% of the outstanding shares of Loyalty Ventures. ADS stockholders of record that did not sell their rights to receive Loyalty Ventures stock before the close of business on November 5, 2021 received one share of Loyalty Ventures common stock for every two and one-half (2.5) shares of ADS common stock, which resulted in a total of 24,585,237 shares of Loyalty Ventures common stock outstanding at the time of the Separation. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation. For the three and nine months ended September 30, 2021 and 2020, these shares are treated as issued and outstanding for purposes of calculating historical basic and diluted earnings per share. For all periods presented prior to the Separation, there are no dilutive equity instruments as there were no equity awards of Loyalty Ventures outstanding prior to the Separation.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)
Numerator:
Net income	$23,961	$10,980	$57,504	$60,566

Denominator:
Number of Basic and Diluted Shares Outstanding	24,585	24,585	24,585	24,585

Net income per share - Basic and Diluted	$0.97	$0.45	$2.34	$2.46

4. DISPOSITIONS

On January 10, 2020, the Parent sold Precima, a provider of retail strategy and customer data applications and analytics, to Nielsen Holdings plc for total consideration to the Parent of $43.8 million. The purchase and sale agreement provided for contingent consideration based upon the occurrence of specified events and performance of the business, of which $5.0 million was achieved in 2020. The assets and liabilities of Precima were included in the Company’s AIR MILES Reward Program segment. As a result of the transaction, the Company recorded a pre-tax gain of $10.9 million in January 2020. The Company incurred $3.1 million in transaction costs associated with the disposition.

5. INVENTORIES

Inventories of $192.3 million and $164.3 million at September 30, 2021 and December 31, 2020, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

6. REDEMPTION SETTLEMENT ASSETS, RESTRICTED

Redemption settlement assets consist of restricted cash, mutual funds, and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	September 30,	December 31,
	2021	2020
	Fair Value	Fair Value

	(in thousands)
Restricted cash	$58,196	$55,427
Mutual funds	26,220	26,850
Corporate bonds	649,536	611,184
Total	$733,952	$693,461

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The following table shows the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021				December 31, 2020
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in thousands)
Corporate bonds	$641,820	$10,257	$(2,541)	$649,536	$592,247	$19,110	$(173)	$611,184
Total	$641,820	$10,257	$(2,541)	$649,536	$592,247	$19,110	$(173)	$611,184

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2021 and December 31, 2020, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2021
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in thousands)
Corporate bonds	$178,215	$(2,367)	$14,224	$(174)	$192,439	$(2,541)
Total	$178,215	$(2,367)	$14,224	$(174)	$192,439	$(2,541)

	December 31, 2020
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in thousands)
Corporate bonds	$46,190	$(86)	$10,316	$(87)	$56,506	$(173)
Total	$46,190	$(86)	$10,316	$(87)	$56,506	$(173)

The amortized cost and estimated fair value of the securities available-for-sale at September 30, 2021 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$131,884	$132,984
Due after one year through five years	505,989	512,567
Due after five years through ten years	3,947	3,985
Total	$641,820	$649,536

Market values were determined for each individual security in the investment portfolio. The Company recorded losses associated with the change in fair value of mutual funds of $0.6 million for the nine months ended September 30, 2021. Losses associated with the change in fair value of mutual funds for the three months ended September 30, 2021 were de minimis. The Company recorded gains associated with the change in fair value of mutual funds of $0.3 million and $1.0 million for the three and nine months ended September 30, 2020, respectively.

For available-for-sale debt securities in which fair value is less than cost, ASC 326 requires that credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of September 30, 2021, the Company does not consider its investments to be impaired.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

Losses from the sale of investment securities were $0.2 million for the nine months ended September 30, 2021. There were no realized gains or losses from the sale of investment securities for the three months ended September 30, 2021 and the three and nine months ended September 30, 2020.

7. LEASES

The Company has operating leases for general office properties, warehouses, data centers, customer care centers, automobiles and certain equipment. As of September 30, 2021, the Company’s leases have remaining lease terms of less than 1 year to 12 years, some of which may include renewal options. For leases in which the implicit rate is not readily determinable, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease.

Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Operating lease cost	$3,923	$3,898	$11,929	$11,624
Short-term lease cost	84	107	255	354
Variable lease cost	922	949	3,134	3,143
Total	$4,929	$4,954	$15,318	$15,121

Other information related to leases was as follows:

	September 30,	September 30,
	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	10.9	11.6
Weighted-average discount rate:
Operating leases	4.7%	4.6%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,062	$5,441	$13,871	$13,527
Right of use assets obtained in exchange for lease obligations:
Operating leases	$16	$462	$200	$3,021

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

Maturities of the lease liabilities as of September 30, 2021 were as follows:

Operating
Year	Leases
(in thousands)
2021 (excluding the nine months ended September 30, 2021)	$2,798
2022	15,782
2023	14,375
2024	13,472
2025	12,935
Thereafter	90,545
Total undiscounted lease liabilities	149,907
Less: Amount representing interest	(33,606)
Total present value of minimum lease payments	$116,301

Amounts recognized in the September 30, 2021 combined balance sheet:
Current operating lease liabilities	$9,626
Long-term operating lease liabilities	106,675
Total	$116,301

8. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	September 30, 2021
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in thousands)
Tradenames	$32,895	$(29,445)	$3,450	8‑15 years—straight line
Collector database	55,205	(55,075)	130	5 years—straight line
Total intangible assets	$88,100	$(84,520)	$3,580

	December 31, 2020
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in thousands)
Customer contracts	$354,242	$(354,242)	$—	7 years—straight line
Tradenames	34,691	(30,112)	4,579	8‑15 years—straight line
Collector database	54,973	(54,455)	518	5 years—straight line
Total intangible assets	$443,906	$(438,809)	$5,097

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(in thousands)
2021 (excluding the nine months ended September 30, 2021)	$427
2022	1,189
2023	1,189
2024	610
2025	31
Thereafter	134

Goodwill

The changes in the carrying amount of goodwill are as follows:

	AIR MILES
	Reward Program	BrandLoyalty	Total

	(in thousands)
Balance at January 1, 2021	$193,276	$542,622	$735,898
Effects of foreign currency translation	815	(27,707)	(26,892)
Balance at September 30, 2021	$194,091	$514,915	$709,006

The Parent tests goodwill for impairment annually, as of July 1, or when events and circumstances change that would indicate the carrying value may not be recoverable. As of September 30, 2021, the Company does not believe it is more likely than not that the fair value of any reporting unit is less than its carrying amount. However, with the COVID-19 pandemic and current uncertainty in the macroeconomic environment, future deterioration in the economy could adversely impact the Company’s reporting units and result in a goodwill impairment.

9. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY – RELATED PARTY

At December 31, 2020, the Company owned a 99.9% interest in Comenity Canada L.P., a limited partnership, which is a consolidated subsidiary of the Parent and is accounted for using the equity method of accounting, as the Company exercises significant influence but does not control the entity. The investment is in the AIR MILES Reward Program segment. At December 31, 2020, the Company’s investment in Comenity Canada L.P. was $0.9 million. For the nine months ended September 30, 2020, the Company made capital contributions to Comenity Canada L.P. of $0.7 million.

Under the equity method, the Company’s share of its investee’s earnings or loss is recognized in the combined statements of income. The Company recognized income from investment in unconsolidated related party subsidiary of $4.1 million for each of the three and nine months ended September 30, 2021, respectively. Losses from investment in unconsolidated related party subsidiary were de minimis for the three and nine months ended September 30, 2020, respectively.

In March 2021, the Company received a partnership distribution from Comenity Canada L.P. of $0.8 million, and the Company’s ownership interest declined from 99.9% to 98.0%.

In August 2021, the Company’s investment in Comenity Canada L.P. was sold to an affiliate of ADS for $4.1 million and a gain on sale of investment in unconsolidated related party subsidiary of $4.1 million was recorded in (income) loss from investment in unconsolidated subsidiary within the Company’s unaudited condensed combined statements of income.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

10. DEBT

BrandLoyalty Credit Agreement

In the first quarter of 2021, BrandLoyalty and certain of its subsidiaries, as borrowers and guarantors, amended its credit agreement to extend the maturity date by one year from April 3, 2023 to April 3, 2024.

As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the BrandLoyalty Credit Agreement.

In November 2021, the BrandLoyalty Credit Agreement was terminated in connection with the execution of the Company’s senior secured credit agreement, as described more fully below.

Credit Agreement

On November 3, 2021, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with certain subsidiaries as additional borrowers and certain other subsidiaries as guarantors, Bank of America, N.A., as administrative agent and collateral agent, and the additional lenders party thereto. The Credit Agreement provides for a $175.0 million term loan A facility, a $500.0 million term loan B facility, which was issued at 98.0% of the aggregate principal amount, and a revolving credit facility in the maximum amount of $150.0 million. The term loan A and revolving credit facility will mature November 3, 2026. The term loan B will mature November 3, 2027. The proceeds of the term loans were used to finance a portion of the $750.0 million distribution by the Company to ADS in connection with the Separation.

The outstanding U.S. Dollar borrowings under the term loan A bear interest at a rate elected by the relevant borrower that is based on (i) the Base Rate, subject to a floor of 1.00% per annum, plus an applicable margin that ranges from 2.00% per annum to 2.75% per annum depending on the Consolidated Total Leverage Ratio or (ii) the Eurocurrency Rate, subject to a floor of 0.00% per annum, plus an applicable margin that ranges from 3.00% per annum to 3.75% per annum depending on the Consolidated Total Leverage Ratio. The outstanding U.S. Dollar borrowings under the term loan B bear interest at a rate elected by the relevant borrower that is based on (i) the Base Rate, subject to a floor of 1.50% per annum, plus an applicable margin of 3.50% per annum or (ii) the Eurocurrency Rate, subject to a floor of 0.50% per annum, plus an applicable margin of 4.50% per annum. The Company is obligated to pay a commitment fee quarterly, which ranges from 0.40% to 0.50% per annum of the unused portion of the aggregate revolving commitment, which fee is also dependent on the Consolidated Total Leverage Ratio, as such terms are defined in the Credit Agreement.

The Company will be required to make quarterly principal amortization payments in equal installments in an aggregate amount of 7.5% per annum of the initial aggregate principal amount of each of the term loan A and term loan B. Commencing with the fiscal year ending December 31, 2022, the Credit Agreement requires, on an annual basis, the prepayment of the term loan B with either 0%, 25% or 50% of Excess Cash Flow, depending on the Consolidated Secured Leverage Ratio, as defined in the Credit Agreement.

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, distributions and other restricted payments, and transactions with affiliates.

11. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in foreign currency exchange rates. Certain derivatives used to manage the Company’s exposure to foreign currency exchange rate movements are not designated as hedges and do not qualify for

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

hedge accounting. The fair value of the Company’s derivative instruments as of September 30, 2021 was $1.9 million included in other current assets and $0.8 million included in other current liabilities in the Company’s unaudited condensed combined balance sheets. The fair value of the Company’s derivative instruments as of December 31, 2020 was $0.4 million included in other current assets and $1.5 million included in other current liabilities in the Company’s unaudited condensed combined balance sheets.

12. SHARE-BASED PAYMENTS

Prior to the Separation, certain employees participated in share-based compensation plans of ADS. Under these plans, shares are reserved for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for ADS or its affiliates. Terms of all awards are determined by ADS board of directors or the compensation committee of ADS board of directors or its designee at the time of award.

During the nine months ended September 30, 2021, ADS awarded both service-based and performance-based restricted stock units. For the service-based awards, the fair value of the restricted stock units is estimated using ADS closing share price on the date of grant and typically vest ratably over a three-year period. The performance-based awards contain pre-defined vesting criteria that permit a range from 0% to 170% to be earned, subject to a market-based condition. The fair market value of these awards is $92.62 and was estimated utilizing Monte Carlo simulations of ADS’ stock price correlation, expected volatility and risk-free rate over a three-year time horizon matching the performance period. If the performance targets are met, the restrictions will lapse with respect to the entire award on February 16, 2024, provided that the participant is employed by ADS on the vesting date.

In connection with the Separation and pursuant to the Employee Matters Agreement with ADS, service-based awards granted to Loyalty Ventures employees more than a year prior to the Separation were accelerated and vested on October 22, 2021. Service-based awards and performance-based awards granted to Loyalty Ventures employees less than one year prior to the Separation were forfeited at the time of the Separation and will be replaced with a combination of Loyalty Ventures service-based restricted stock awards and long-term cash incentive awards, to be determined by the Loyalty Ventures Compensation Committee, and a cash payment to be paid by ADS.

Stock-based compensation expense recognized in the Company’s unaudited condensed combined statements of income for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Cost of operations	$1,725	$1,482	$5,009	$3,993
General and administrative	418	344	1,313	1,191
Total	$2,143	$1,826	$6,322	$5,184

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:

	Net	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	Translation	Comprehensive
Three Months Ended September 30, 2021	on Securities	Flow Hedges	Adjustments (1)	Loss

	(in thousands)
Balance at June 30, 2021	$10,484	$72	$(36,127)	$(25,571)
Changes in other comprehensive income (loss)	(2,769)	908	(21,064)	(22,925)
Balance at September 30, 2021	$7,715	$980	$(57,191)	$(48,496)

	Net	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	Translation	Comprehensive
Three Months Ended September 30, 2020	on Securities	Flow Hedges	Adjustments (1)	Loss

	(in thousands)
Balance at June 30, 2020	$11,913	$(653)	$(95,081)	$(83,821)
Changes in other comprehensive income (loss)	4,386	478	35,495	40,359
Balance at September 30, 2020	$16,299	$(175)	$(59,586)	$(43,462)

	Net	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	Translation	Comprehensive
Nine Months Ended September 30, 2021	on Securities	Flow Hedges	Adjustments (1)	Loss

	(in thousands)
Balance at December 31, 2020	$18,267	$(700)	$(17,186)	$381
Changes in other comprehensive income (loss)	(10,552)	1,680	(40,005)	(48,877)
Balance at September 30, 2021	$7,715	$980	$(57,191)	$(48,496)

	Net	Net Unrealized	Foreign		Accumulated
	Unrealized	Gains (Losses)	Currency		Other
	Gains (Losses)	on Cash	Translation		Comprehensive
Nine Months Ended September 30, 2020	on Securities	Flow Hedges	Adjustments (1)		Loss

	(in thousands)
Balance at December 31, 2019	$386	$(133)	$(92,319)		$(92,066)
Changes in other comprehensive income (loss)	15,913	(42)	28,846		44,717
Recognition resulting from the sale of Precima’s foreign subsidiaries	—	—	3,887	(2)	3,887
Balance at September 30, 2020	$16,299	$(175)	$(59,586)		$(43,462)
(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.
(2)	In accordance with ASC 830, upon the sale of Precima on January 10, 2020, $3.9 million of accumulated foreign currency translation adjustments attributable to Precima’s foreign subsidiaries sold were reclassified from accumulated other comprehensive income (loss) and included in the calculation of the gain on sale of Precima.

Other reclassifications from accumulated other comprehensive income (loss) into net income for each of the periods presented were not material.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

14. INCOME TAXES

For the three months ended September 30, 2021 and 2020, the Company utilized an effective tax rate of 40.8% and 24.1%, respectively, to calculate its provision for income taxes. The increase in the effective tax rate for the three months ended September 30, 2021 as compared to the respective prior year period was a result of an unfavorable adjustment in the current period related to a settlement of a foreign tax position.

For the nine months ended September 30, 2021 and 2020, the Company utilized an effective tax rate of 35.5% and 22.2%, respectively, to calculate its provision for income taxes. The increase in the effective tax rate for the nine months ended September 30, 2021 as compared to the respective prior year period was a result of an increase in the current year related to additional withholding taxes as well as an unfavorable adjustment related to a settlement of a foreign tax position. Additionally, the effective tax rate for the nine months ending September 30, 2020 included discrete tax benefits related to the expiration of statutes of limitation and the resolution of tax audits in various foreign jurisdictions.

15. FINANCIAL INSTRUMENTS

In accordance with ASC 825, “Financial Instruments,” the Company is required to disclose the fair value of financial instruments for which it is practical to estimate fair value. To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Financial assets
Redemption settlement assets, restricted	$733,952	$733,952	$693,461	$693,461
Other investments	254	254	253	253
Derivative instruments	1,890	1,890	353	353

Financial liabilities
Derivative instruments	847	847	1,505	1,505

The following techniques and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Redemption settlement assets, restricted — Redemption settlement assets, restricted are recorded at fair value based on quoted market prices for the same or similar securities.

Other investments — Other investments consist of marketable securities and are included in other current assets in the combined balance sheets. Other investments are recorded at fair value based on quoted market prices for the same or similar securities.

Derivative instruments — The Company’s foreign currency cash flow hedges and foreign currency exchange forward contracts are recorded at fair value based on a discounted cash flow analysis on the expected cash flows of each

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs.

Financial Assets and Financial Liabilities Fair Value Hierarchy

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
●	Level 3, defined as unobservable inputs where little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The use of different techniques to determine fair value of these financial instruments could result in different estimates of fair value at the reporting date.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2021 and December 31, 2020:

	Balance at	Fair Value Measurements at
	September 30,	September 30, 2021 Using
	2021	Level 1	Level 2	Level 3

	(in thousands)
Mutual funds (1)	$26,220	$26,220	$—	$—
Corporate bonds (1)	649,536	—	649,536	—
Marketable securities (2)	254	254	—	—
Derivative instruments (3)	1,890	—	1,890	—
Total assets measured at fair value	$677,900	$26,474	$651,426	$—

Derivative instruments (3)	$847	$—	$847	$—
Total liabilities measured at fair value	$847	$—	$847	$—

	Balance at	Fair Value Measurements at
	December 31,	December 31, 2020 Using
	2020	Level 1	Level 2	Level 3

	(in thousands)
Mutual funds (1)	$26,850	$26,850	$—	$—
Corporate bonds (1)	611,184	—	611,184	—
Marketable securities (2)	253	253	—	—
Derivative instruments (3)	353	—	353	—
Total assets measured at fair value	$638,640	$27,103	$611,537	$—

Derivative instruments (3)	$1,505	$—	$1,505	$—
Total liabilities measured at fair value	$1,505	$—	$1,505	$—
(1)	Amounts are included in redemption settlement assets, restricted in the unaudited condensed combined balance sheets.
(2)	Amounts are included in other current assets in the unaudited condensed combined balance sheets.
(3)	Amounts are included in other current assets and other current liabilities in the unaudited condensed combined balance sheets.

16. SEGMENT INFORMATION

Operating segments are defined by ASC 280, “Segment Reporting,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and services.

●	The AIR MILES Reward Program is a full service outsourced coalition loyalty program for our sponsors, who pay us a fee per AIR MILES reward mile issued, in return for which we provide all marketing, customer service, rewards and redemption management.
●	BrandLoyalty designs, implements, conducts and evaluates innovative and tailor-made loyalty programs for grocers and other high-frequency retailers worldwide. These loyalty programs are designed to generate immediate changes in consumer behavior and are offered through leading grocers across Europe and Asia, as well as around the world.
●	Corporate and other consists of corporate overhead not allocated to any of the Company’s segments.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

Income taxes and equity in earnings (losses) from related party investments accounted for under the equity method are not included in the computation of segment operating profit for internal evaluation purposes.

	AIR MILES		Corporate/
Three Months Ended September 30, 2021	Reward Program	BrandLoyalty	Other	Total

	(in thousands)
Revenues	$71,928	$97,329	$—	$169,257

Income (loss) before income taxes	$33,889	$6,524	$(4,018)	$36,395
Interest (income) expense, net	(206)	70	—	(136)
Depreciation and amortization	6,018	3,080	—	9,098
Stock compensation expense	777	948	418	2,143
Adjusted EBITDA (1)	$40,478	$10,622	$(3,600)	$47,500

	AIR MILES		Corporate/
Three Months Ended September 30, 2020	Reward Program	BrandLoyalty	Other	Total

	(in thousands)
Revenues	$66,198	$118,558	$—	$184,756

Income (loss) before income taxes	$28,376	$(10,084)	$(3,630)	$14,662
Interest (income) expense, net	(223)	56	—	(167)
Depreciation and amortization	4,730	15,543	—	20,273
Stock compensation expense	562	920	344	1,826
Gain on sale of business, net of strategic transaction costs	178	—	—	178
Strategic transaction costs	66	—	—	66
Restructuring and other charges	(5)	—	—	(5)
Adjusted EBITDA (1)	$33,684	$6,435	$(3,286)	$36,833

	AIR MILES		Corporate/
Nine Months Ended September 30, 2021	Reward Program	BrandLoyalty	Other	Total

	(in thousands)
Revenues	$214,123	$282,593	$—	$496,716

Income (loss) before income taxes	$94,214	$2,447	$(11,608)	$85,053
Interest (income) expense, net	(582)	264	—	(318)
Depreciation and amortization	17,927	9,626	—	27,553
Stock compensation expense	2,126	2,883	1,313	6,322
Adjusted EBITDA (1)	$113,685	$15,220	$(10,295)	$118,610

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	AIR MILES		Corporate/
Nine Months Ended September 30, 2020	Reward Program	BrandLoyalty	Other	Total

	(in thousands)
Revenues	$207,351	$326,581	$—	$533,932

Income (loss) before income taxes	$107,509	$(18,562)	$(10,794)	$78,153
Interest (income) expense, net	(826)	310	—	(516)
Depreciation and amortization	13,136	43,722	—	56,858
Stock compensation expense	1,515	2,478	1,191	5,184
Gain on sale of business, net of strategic transaction costs	(7,791)	—	—	(7,791)
Strategic transaction costs	229	—	—	229
Restructuring and other charges	174	(50)	—	124
Adjusted EBITDA (1)	$113,946	$27,898	$(9,603)	$132,241
(1)	Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on GAAP, plus (income) loss from investment in unconsolidated subsidiary – related party, provision for income taxes, interest (income) expense, net, depreciation and other amortization, and amortization of purchased intangibles, and stock compensation expense. Adjusted EBITDA also excludes the gain on the sale of business, strategic transaction costs, which represent costs for professional services associated with strategic initiatives, and restructuring and other charges.

17. SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the unaudited condensed combined statements of cash flows:

	September 30,	September 30,
	2021	2020

	(in thousands)
Cash and cash equivalents	$198,865	$198,761
Restricted cash included within other current assets (1)	5,312	4,154
Restricted cash included within redemption settlement assets, restricted (2)	58,196	45,371
Total cash, cash equivalents and restricted cash	$262,373	$248,286
(1)	Includes cash restricted for travel deposits within the AIR MILES Reward Program.
(2)	See Note 6, “Redemption Settlement Assets, Restricted,” for additional information regarding the nature of restrictions on redemption settlement assets.

18. RELATED PARTY TRANSACTIONS

Transactions between the Company and ADS were considered to be effectively settled at the time the transaction was recorded. The net effect of the settlement of these intercompany transactions is reflected in the unaudited condensed combined statements of cash flows as a financing activity as net transfers to Parent and in the unaudited condensed combined balance sheets as Parent’s net investment.

ADS allocated $4.0 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively, and $11.6 million and $10.8 million for the nine months ended September 30, 2021 and 2020, respectively, of corporate overhead costs that directly or indirectly benefit the Company that are included in general and administrative expense within the Company’s unaudited condensed combined statements of income. These assessments relate to information technology, finance, accounting, and tax services provided, as well as human resources, and other functional support. These allocations were determined based on management estimates on the number of employees and non-employee costs associated with the use of these functions by the Company and may not be indicative of the costs that the Company would otherwise incur on a standalone basis.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS – (CONTINUED)

In addition, the Company had an investment in unconsolidated subsidiary that was a consolidated subsidiary of the Parent. See Note 9, “Investment in Unconsolidated Subsidiary - Related Party,” for additional information.

In January 2021, the Company paid cash dividends to ADS of $124.2 million, of which $4.2 million was withheld for taxes.

Caution Regarding Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding the spinoff of the LoyaltyOne segment, our expected operating results, future economic conditions including currency exchange rates, future stockholder returns and the guidance we give with respect to our anticipated financial performance. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

●	the spinoff may not be tax-free for U.S. federal income tax purposes;
●	the disruption to our business or a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings or that we may not realize all of the expected benefits of the spinoff;
●	the market price and trading volume of our common stock may be volatile, making resale of Loyalty Ventures shares at or above the initial market price following the spinoff difficult;
●	high levels of indebtedness may restrict our ability to compete, react to changes in our business and incur additional indebtedness to fund future needs;
●	continuing impacts related to COVID-19, including government economic stimulus, labor shortages, reduction in demand from clients, supply chain disruption for our reward suppliers and disruptions in the airline or travel industries;
●	loss of, or reduction in demand for services from, significant clients;
●	failure to identify, complete or successfully integrate or disaggregate business acquisitions or divestitures;
●	increases in the cost of doing business, including market interest rates;
●	inability to access financial or capital markets;
●	loss of active AIR MILES® Reward Program collectors;
●	increased redemptions by AIR MILES Reward Program collectors;
●	unfavorable fluctuations in foreign currency exchange rates;
●	limitations on loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
●	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
●	loss of consumer information due to compromised physical or cyber security; and
●	those factors set forth in the Risk Factors section in our registration statement on Form 10, filed with the Securities and Exchange Commission (“SEC”), on October 13, 2021, as well as those factors discussed in Item 1A and elsewhere in this Form 10-Q and in the documents incorporated by reference in this Form 10-Q.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Further risks and uncertainties include, but are not limited to, the impact of strategic initiatives on us or our business if any transactions are undertaken, and whether the anticipated benefits of such transactions can be realized.

Any forward-looking statements contained in this Form 10-Q speak only as of the date made, and we undertake no obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, subsequent events, anticipated or unanticipated circumstances or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed combined financial statements and related notes thereto presented in this quarterly report and the combined financial statements and related notes thereto for the year ended December 31, 2020 included in our registration statement on Form 10, filed with the SEC on October 13, 2021.

Spinoff of the LoyaltyOne Segment

On October 13, 2021, the Board of Directors of Alliance Data Systems Corporation (“ADS” or “Parent”) approved the previously announced separation (the “Separation”) of its LoyaltyOne segment, consisting of its Canadian AIR MILES® Reward Program and Netherlands-based BrandLoyalty businesses, into an independent, publicly traded company, Loyalty Ventures Inc. (“Loyalty Ventures”). On November 5, 2021, the date of the Separation, 81% of the outstanding shares of Loyalty Ventures were distributed pro rata based on the outstanding shares of ADS common stock at the close of business on the record date of October 27, 2021, with ADS retaining the remaining 19% of the outstanding shares of Loyalty Ventures. ADS stockholders of record that did not sell their rights to receive Loyalty Ventures stock before the close of business on November 5, 2021 received one share of Loyalty Ventures common stock for every two and one-half (2.5) shares of ADS common stock. Additionally, Loyalty Ventures made a cash distribution of $750.0 million to ADS on November 3, 2021 as part of the Separation. The distribution qualified as a tax-free reorganization and a tax-free distribution to ADS and its stockholders for U.S. federal income tax purposes. On November 8, 2021, “regular-way” trading of Loyalty Ventures’ common stock began trading on the Nasdaq Stock Market under the symbol “LYLT”.

Basis of Presentation

We have historically operated as part of ADS and not as a standalone company, and we were a reportable segment of ADS. Combined financial statements representing the historical operations of Loyalty Ventures’ business have been derived from the historical accounting records of ADS and are presented on a carve-out basis. Our combined financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The combined financial statements may not be indicative of future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had we operated as an independent, publicly traded company during the periods presented, particularly because of changes we expect to experience in the future as a result of the Separation, including changes in the financing, cash management, operations, cost structure and personnel needs of our business.

The combined financial statements also include allocations of certain general and administrative expenses from ADS. ADS allocated $4.0 million and $3.6 million of corporate overhead costs that directly or indirectly benefit Loyalty Ventures’ business for the three months ended September 30, 2021 and 2020, respectively, and $11.6 million and $10.8 million for the nine months ended September 30, 2021 and 2020, respectively, of corporate overhead costs that directly or indirectly benefit Loyalty Ventures’ business that are included in general and administrative expense within our combined statements of income. These assessments relate to information technology, finance, accounting, tax services, human resources, and other functional support. These allocations were determined based on management estimates on the number of employees and nonemployee costs associated with the use of these functions by us and may not be indicative of the costs that we would otherwise incur on a standalone basis or had we operated independently of ADS.

COVID-19 Update

Following the declaration by the WHO in the first quarter of 2020 of COVID-19 as a global pandemic and the rapid spread of COVID-19, international, provincial, federal, state and local government or other authorities have imposed varying degrees of restrictions on social and commercial activity in an effort to improve health and safety. As the global COVID-19 pandemic has continued to evolve, our priority has been and continues to be, the health and safety of our employees, with the vast majority of our employees continuing to work from home.

We continue to see sequential improvement in business conditions. AIR MILES Reward Program issuances and redemptions for the third quarter of 2021 increased 1% and 12%, respectively, as compared to the second quarter of 2021; however, issuance declined 7% but redemptions increased 30%, respectively, as compared to the third quarter of 2020. The increase in redemptions can be attributed to the improvement in our travel-related categories. Issuance for the quarter was down due to timing of promotional activity. At BrandLoyalty, new program activity is increasing with consumers actively engaged in loyalty campaigns. However, both the varying degrees of restrictions impacting the U.K. and many Asian and European countries, as well as recent disruptions to port services in southern China amid COVID-19 resurgences exacerbating already challenged global supply chain conditions, have impacted our third quarter results and could negatively impact our results of operations in the fourth quarter of 2021.

Despite the availability of vaccines, surges in COVID-19 cases, including variants of the strain, may adversely impact the economic recovery and our industry outlook. We continue to evaluate the nature and extent of changes to the market and economic conditions related to the COVID-19 pandemic and current and potential impact on our business and financial position. However, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our future results of operations or cash flows at this time.

Combined Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(in thousands, except percentages)
Revenues
Redemption, net	$97,149	$113,073	(14)%	$280,844	$318,620	(12)%
Services	65,806	63,629	3	199,244	193,856	3
Other	6,302	8,054	(22)	16,628	21,456	(23)
Total revenue	169,257	184,756	(8)	496,716	533,932	(7)
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	119,882	146,358	(18)	372,820	399,519	(7)
General and administrative	4,018	3,630	11	11,608	10,794	8
Depreciation and other amortization	8,665	7,735	12	26,237	20,690	27
Amortization of purchased intangibles	433	12,538	(97)	1,316	36,168	(96)
Total operating expenses	132,998	170,261	(22)	411,981	467,171	(12)
Operating income	36,259	14,495	150	84,735	66,761	27
Gain on sale of a business	—	—	—	—	(10,876)	(100)
Interest income, net	(136)	(167)	(19)	(318)	(516)	(38)
Income before income taxes and (income) loss from investment in unconsolidated subsidiary	36,395	14,662	148	85,053	78,153	9
Provision for income taxes	16,542	3,534	368	31,616	17,382	82
(Income) loss from investment in unconsolidated subsidiary – related party, net of tax	(4,108)	148	(2,876)	(4,067)	205	(2,084)
Net income	$23,961	$10,980	118%	$57,504	$60,566	(5)%

Key Operating Metrics (in millions):
AIR MILES reward miles issued	1,155.2	1,239.7	(7)%	3,406.1	3,608.6	(6)%
AIR MILES reward miles redeemed	895.8	687.2	30%	2,435.5	2,289.4	6%
Supplemental information:
Average CAD to USD foreign currency exchange rate	0.79	0.75	5%	0.80	0.74	8%
Average EUR to USD foreign currency exchange rate	1.18	1.17	1%	1.20	1.12	7%

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenue. Total revenue decreased $15.5 million to $169.3 million, or 8%, for the three months ended September 30, 2021 as compared to $184.8 million for the three months ended September 30, 2020. The net decrease was due to the following:

●	Redemption, net. Revenue decreased $15.9 million, or 14%, to $97.1 million for the three months ended September 30, 2021, as redemption revenue from our campaign-based loyalty programs decreased $18.8 million due to the number and timing of programs in market due to the continuing impact of COVID-19.
●	Services. Revenue increased $2.2 million, or 3%, to $65.8 million for the three months ended September 30, 2021 due to the favorable impact of foreign currency exchange rates.
●	Other revenue. Other revenue decreased $1.8 million, or 22%, to $6.3 million due to a decline in ancillary revenue associated with surplus inventory in our BrandLoyalty segment.

Cost of operations. Cost of operations decreased $26.5 million, or 18%, to $119.9 million as compared to $146.4 million due to a $22.7 million decrease in cost of redemptions due to the decline in redemption revenue discussed above and a $4.5 million decrease in incentive compensation.

General and administrative. General and administrative expenses increased $0.4 million, or 11%, to $4.0 million for the three months ended September 30, 2021 as compared to $3.6 million for the three months ended September 30, 2020, due an increase in payroll and benefits expense.

Depreciation and other amortization. Depreciation and other amortization increased $0.9 million, or 12%, to $8.7 million for the three months ended September 30, 2021 as compared to $7.7 million for the three months ended September 30, 2020, primarily due to amortization associated with previous investments in digital technology within our AIR MILES Reward Program segment.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $12.1 million, or 97%, to $0.4 million for the three months ended September 30, 2021, as compared to $12.5 million for the three months ended September 30, 2020, due to the fully amortized customer contracts in our BrandLoyalty segment.

Interest income, net. Total interest income, net decreased $0.1 million, or 19%, to $0.1 million for the three months ended September 30, 2021 as compared to $0.2 million for the three months ended September 30, 2020, due to lower interest rates.

Taxes. Provision for income taxes increased $13.0 million to $16.5 million for the three months ended September 30, 2021 from $3.5 million for the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 was 40.8% as compared to 24.1% for the prior year. The increase in the effective tax rate for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to an unfavorable adjustment in the current period related to a settlement of a foreign tax position.

(Income) loss from investment in unconsolidated subsidiary – related party, net of tax. Income from unconsolidated subsidiary – related party was $4.1 million in the three months ended September 30, 2021 as compared to a loss of $0.1 million in the three months ended September 30, 2020. Our investment in our unconsolidated subsidiary, Comenity Canada, L.P., was sold to an affiliate of ADS in August 2021 for $4.1 million and we recognized a gain on sale of unconsolidated subsidiary of $4.1 million.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Revenue. Total revenue decreased $37.2 million, or 7%, to $496.7 million for the nine months ended September 30, 2021 from $533.9 million for the nine months ended September 30, 2020. The net decrease was due to the following:

●	Redemption, net. Revenue decreased $37.8 million, or 12%, to $280.8 million for the nine months ended September 30, 2021 as redemption revenue from our campaign-based loyalty programs decreased $38.3 million due to the number and timing of programs in market that continued to be impacted by COVID-19. The decrease in revenue was tempered by favorability in foreign currency exchange rates.
●	Services. Revenue increased $5.4 million, or 3%, to $199.2 million for the nine months ended September 30, 2021 due to the favorable impact of foreign currency exchange rates.
●	Other revenue. Revenue decreased $4.8 million, or 23%, to $16.6 million due to a decline in ancillary revenue associated with surplus inventory within our BrandLoyalty segment.

Cost of operations. Cost of operations decreased $26.7 million, or 7%, to $372.8 million for the nine months ended September 30, 2021 as compared to $399.5 million for the nine months ended September 30, 2020, as a $35.3 million decrease in cost of redemptions due to the decline in redemption revenue was offset by an increase of $3.9 million in payroll and benefits expense and an increase of $2.0 million in marketing expense.

General and administrative. General and administrative expenses increased $0.8 million, or 8%, to $11.6 million for the nine months ended September 30, 2021 as compared to $10.8 million for the nine months ended September 30, 2020, due to an increase in payroll and benefits expense.

Depreciation and other amortization. Depreciation and other amortization increased $5.5 million, or 27%, to $26.2 million for the nine months ended September 30, 2021 as compared to $20.7 million for the nine months ended September 30, 2020, primarily due to additional capitalized software assets placed into service for digital investments for the AIR MILES Reward Program segment.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $34.9 million, or 96%, to $1.3 million for the nine months ended September 30, 2021, as compared to $36.2 million for the nine months ended September 30, 2020, due to the fully amortized customer contracts in our BrandLoyalty segment.

Gain on sale of a business. In January 2020, ADS sold Precima, a provider of retail strategy and customer data applications, resulting in a pre-tax gain of $10.9 million.

Interest income, net. Total interest income, net decreased $0.2 million, or 38%, to $0.3 million for the nine months ended September 30, 2021 as compared to $0.5 million for the nine months ended September 30, 2020, due to lower interest rates.

Taxes. Provision for income taxes increased $14.2 million to $31.6 million for the nine months ended September 30, 2021 from $17.4 million for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 was 35.5% as compared to 22.2% for the prior year. The increase in the effective tax rate for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to an increase in the current year related to additional withholding taxes as well as an unfavorable adjustment related to a settlement of a foreign tax position. Additionally, the effective tax rate for the nine months ending September 30, 2020 included discrete tax benefits related to the expiration of statutes of limitation and the resolution of tax audits in various foreign jurisdictions.

(Income) loss from investment in unconsolidated subsidiary – related party, net of tax. The income from unconsolidated subsidiary – related party was $4.1 million in the nine months ended September 30, 2021 as compared to a loss of $0.2 million in the nine months ended September 30, 2020. Our investment in our unconsolidated subsidiary, Comenity Canada, L.P., was sold to an affiliate of ADS in August 2021 for $4.1 million and we recognized a gain on sale of unconsolidated subsidiary of $4.1 million.

Use of Non-GAAP financial measures

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus (income) loss from investment in unconsolidated subsidiary – related party, provision for income taxes, interest income, net, depreciation and other amortization, the amortization of purchased intangibles and stock compensation expense. Adjusted EBITDA excludes the gain on the sale of business, strategic transaction costs, which represent costs for professional services associated with strategic initiatives, and restructuring and other charges. These costs, as well as stock compensation expense, were not included in the measurement of segment adjusted EBITDA as the chief operating decision maker did not factor these expenses for purposes of assessing segment performance and decision making with respect to resource allocations.

We use adjusted EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management, and we believe it provides useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA is considered an important indicator of the operational strength of our businesses. Adjusted EBITDA eliminates the uneven effect across all business segments of non-cash depreciation of tangible assets and amortization of intangible assets, including certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets, such as capital expenditures, investment spending and return on capital and therefore the effects are excluded from adjusted EBITDA. Adjusted EBITDA also eliminates the non-cash effect of stock compensation expense.

Adjusted EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, adjusted EBITDA is not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Adjusted EBITDA presented herein may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Net income	$23,961	$10,980	$57,504	$60,566
(Income) loss from investment in unconsolidated subsidiary – related party, net of tax	(4,108)	148	(4,067)	205
Provision for income taxes	16,542	3,534	31,616	17,382
Interest income, net	(136)	(167)	(318)	(516)
Depreciation and other amortization	8,665	7,735	26,237	20,690
Amortization of purchased intangibles	433	12,538	1,316	36,168
Stock compensation expense	2,143	1,826	6,322	5,184
Gain on sale of a business, net of strategic transaction costs (1)	—	178	—	(7,791)
Strategic transaction costs (2)	—	66	—	229
Restructuring and other charges	—	(5)	—	124
Adjusted EBITDA	$47,500	$36,833	$118,610	$132,241
(1)	Represents gain on sale of Precima in January 2020, net of strategic transaction costs. Precima was included in our AIR MILES Reward Program segment. See Note 4, “Dispositions,” of the Notes to Unaudited Condensed Combined Financial Statements for more information.
(2)	Represents costs for professional services associated with strategic initiatives.

Segment Revenue and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(in thousands, except percentages)
Revenue:
AIR MILES Reward Program	$71,928	$66,198	9%	$214,123	$207,351	3%
BrandLoyalty	97,329	118,558	(18)	282,593	326,581	(13)
Corporate/Other	—	—	—	—	—	—
Total	$169,257	$184,756	(8)%	$496,716	$533,932	(7)%

Adjusted EBITDA
AIR MILES Reward Program	$40,478	$33,684	20%	$113,685	$113,946	—%
BrandLoyalty	10,622	6,435	65	15,220	27,898	(45)
Corporate/Other	(3,600)	(3,286)	10	(10,295)	(9,603)	7
Total	$47,500	$36,833	29%	$118,610	$132,241	(10)%

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenue. Total revenue decreased $15.5 million, or 8%, to $169.3 million for the three months ended September 30, 2021 from $184.8 million for the three months ended September 30, 2020. The net decrease was due to the following:

●	AIR MILES Reward Program. Revenue increased $5.7 million, or 9%, to $71.9 million for the three months ended September 30, 2021, as revenue was positively impacted by the increase in redemptions and the increase in the Canadian dollar exchange rate.
●	BrandLoyalty. Revenue decreased $21.2 million, or 18%, to $97.3 million for the three months ended September 30, 2021, due to the number and timing of programs in market with the continued impact of COVID-19.

Adjusted EBITDA. Adjusted EBITDA increased $10.7 million, or 29%, to $47.5 million for the three months ended September 30, 2021 from $36.8 million for the three months ended September 30, 2020. The net increase was due to the following:

●	AIR MILES Reward Program. Adjusted EBITDA increased $6.8 million, or 20%, to $40.5 million for the three months ended September 30, 2021 due to the increase in redemption revenue, the decrease in payroll and benefits expense, and the favorable impact of foreign currency exchange rates.
●	BrandLoyalty. Adjusted EBITDA increased $4.2 million, or 65%, to $10.6 million for the three months ended September 30, 2021 due to the decrease in cost of redemptions and incentive compensation, offset by the decline in revenue noted above.
●	Corporate/Other. Adjusted EBITDA decreased $0.3 million to $(3.6) million for the three months ended September 30, 2021 due to an increase in payroll and benefits expense.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Revenue. Total revenue decreased $37.2 million, or 7%, to $496.7 million for the nine months ended September 30, 2021 from $533.9 million for the nine months ended September 30, 2020. The net decrease was due to the following:

●	AIR MILES Reward Program. Revenue increased $6.8 million, or 3%, to $214.1 million for the nine months ended September 30, 2021 as revenue was positively impacted by the increase in the Canadian dollar exchange rate. In local currency, revenue declined 4% due to the negative impact of lower AIR MILES issued.
●	BrandLoyalty. Revenue decreased $44.0 million, or 13%, to $282.6 million for the nine months ended September 30, 2021, due to the number and timing of programs in market with the continued impact of COVID-19. The decrease in revenue was tempered by favorability in foreign currency exchange rates.

Adjusted EBITDA. Adjusted EBITDA decreased $13.6 million, or 10%, to $118.6 million for the nine months ended September 30, 2021 from $132.2 million for the nine months ended September 30, 2020. The decrease was due to the following:

●	AIR MILES Reward Program. Adjusted EBITDA decreased $0.3 million to $113.7 million for the nine months ended September 30, 2021. The decline in adjusted EBITDA was primarily due to an increase in marketing expense and consulting costs for additional promotional activity offset by the increase in revenue discussed above.
●	BrandLoyalty. Adjusted EBITDA decreased $12.7 million, or 45%, to $15.2 million for the nine months ended September 30, 2021 due to margin loss from the decline in revenue noted above and an increase in payroll and benefits due to certain severance costs.

●	Corporate/Other. Adjusted EBITDA decreased $0.7 million to $(10.3) million due to an increase in payroll and benefits expense.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash generated from operating activities. We expanded this source with our new credit facility and may expand these sources with future issuances of debt or equity securities. Our primary uses of cash are for ongoing business operations, repayment of our debt, capital expenditures and investments.

We believe that internally generated funds and other sources of liquidity discussed below will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months. We believe we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances and available borrowings through the issuance of third-party debt. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future. In addition, the continued volatility in the financial and capital markets due to COVID-19 may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations and obtain debt or equity financing on acceptable terms.

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $113.7 million and $121.7 million for the nine months ended September 30, 2021 and 2020, respectively. The year-over-year decrease in operating cash flows was primarily due to lower profitability in part due to the continued impact of COVID-19.

Investing Activities. Cash used in investing activities was $55.6 million and $50.6 million for the nine months ended September 30, 2021 and 2020, respectively. Significant components of investing activities are as follows:

●	Redemption settlement assets, restricted. The cash used in redemption settlement assets, restricted was $47.3 million and $31.3 million for the nine months ended September 30, 2021 and 2020 respectively. The increase in cash used was attributable to an increase in investments, as AIR MILES reward miles issued were greater than AIR MILES reward miles redeemed.
●	Capital expenditures. Cash paid for capital expenditures was $13.1 million and $18.6 million for the nine months ended September 30, 2021 and 2020, respectively. We anticipate that capital expenditures will be less than 5% of annual revenue.
●	Sale of investment in unconsolidated subsidiary – related party. In August 2021, we sold our investment in Comenity Canada L.P. to an affiliate of ADS for $4.1 million.

Financing Activities. Cash used in financing activities was $129.3 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively. In 2021, the Company paid a dividend to the Parent of $124.2 million, of which $4.2 million was withheld for taxes.

Debt

BrandLoyalty Credit Agreement

In the first quarter of 2021, BrandLoyalty and certain of its subsidiaries, as borrowers and guarantors, amended its credit agreement to extend the maturity date by one year from April 3, 2023 to April 3, 2024. As of September 30, 2021,

we had no amounts outstanding under our BrandLoyalty Credit Agreement. The BrandLoyalty credit agreement was terminated in connection with the company entering into the senior secured credit agreement described more fully below.

Credit Agreement

On November 3, 2021, Loyalty Ventures entered into a senior secured credit agreement (the “Credit Agreement”) that provides a $175.0 million term loan A facility, a $500.0 million term loan B facility, which was issued at 98.0% of the aggregate principal amount, and a revolving credit facility in the maximum amount of $150.0 million. The term loan A and revolving credit facility will mature November 3, 2026. The term loan B will mature November 3, 2027. The proceeds of the term loans were used to finance a portion of the $750.0 million distribution by Loyalty Ventures on November 3, 2021 to ADS in connection with the Separation.

Loyalty Ventures will be required to make quarterly principal amortization payments in equal installments in an aggregate amount of 7.5% per annum of the initial aggregate principal amount of each of the term loan A and term loan B. Commencing with the fiscal year ending December 31, 2022, the Credit Agreement requires, on an annual basis, the prepayment of the term loan B with either 0%, 25% or 50% of Excess Cash Flow, depending on the Consolidated Secured Leverage Ratio, as defined in the Credit Agreement.

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, distributions and other restricted payments, and transactions with affiliates.

See Note 10, “Debt,” of the Notes to Unaudited Condensed Combined Financial Statements for additional information regarding our debt.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our registration statement on Form 10, filed with SEC on October 13, 2021.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Standards” under Note 1, “Description of Business, Spinoff and Basis of Presentation,” of the Notes to Unaudited Condensed Combined Financial Statements for a discussion of certain accounting standards recently issued.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risk includes foreign currency exchange rate risk.

There have been no material changes from our registration statement on Form 10, filed with the SEC on October 13, 2021, related to our exposure to market risk from foreign currency exchange rate risk.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30,

2021 (the end of our third fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our third quarter 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved, from time to time, in litigation, other legal claims, regulatory actions or other proceedings or actions by governmental authorities involving matters associated with or incidental to our business in the ordinary course, including, among other things, matters involving customer or vendor disputes, breaches of contractual obligations, class actions or purported class actions, trademark and other intellectual property protection and licensing disputes, import/export regulations, taxation, and employment matters. We believe the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our business or financial condition. However, our current assessment of these matters may change upon discovery of facts not presently known or determinations by judges, juries, or other finders of fact not in accord with management’s evaluation of the possible outcome or liability resulting therefrom.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in our registration statement on Form 10, filed with the SEC on October 13, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(Dollars in thousands)
During 2021:
July 1-31	—	$—	—	$—
August 1-31	—	—	—	—
September 1-30	—	—	—	—
Total	—	$—	—	$—

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

Item 6. Exhibits

(a) Exhibits:

EXHIBIT INDEX

	Description
		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

2.1%	Separation and Distribution Agreement between Alliance Data Systems Corporation and Loyalty Ventures Inc., dated November 3, 2021.	8-K	2.1	11/8/2021

3.1	Amended and Restated Certificate of Incorporation of Loyalty Ventures Inc.	8-K	3.1	11/8/2021

3.2	Amended and Restated Bylaws of Loyalty Ventures Inc.	8-K	3.2	11/8/2021

10.1%	Transition Services Agreement between Alliance Data Systems Corporation and Loyalty Ventures Inc., dated November 5, 2021.	8-K	10.1	11/8/2021

10.2%	Tax Matters Agreement between Alliance Data Systems Corporation and Loyalty Ventures Inc., dated November 5, 2021.	8-K	10.2	11/8/2021

10.3%	Employee Matters Agreement between Alliance Data Systems Corporation and Loyalty Ventures Inc., dated November 5, 2021.	8-K	10.3	11/8/2021

10.4	Registration Rights Agreement between Alliance Data Systems Corporation and Loyalty Ventures Inc., dated November 5, 2021.	8-K	10.4	11/8/2021

10.5%	Credit Agreement, dated as of November 3, 2021, by and among Loyalty Ventures Inc., Brand Loyalty Group B.V., Brand Loyalty Holding B.V. and Brand Loyalty International B.V., as borrowers, certain other subsidiaries as guarantors, Bank of America N.A., as administrative agent and collateral agent, and certain other lenders party thereto.	8-K	10.1	11/4/2021

10.6%	Amended and Restated License to Use the AIR MILES Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001 and further assigned to AM Royalties Limited Partnership, a wholly owned subsidiary of Diversified Royalty Corp., in connection with an asset purchase agreement dated August 25, 2017).	8-K	10.2	11/4/2021

10.7%	Amended and Restated License to Use and Exploit the AIR MILES Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. as assigned by Air Miles International Trading B.V. to AM Royalties Limited Partnership, a wholly owned subsidiary of Diversified Royalty Corp., in connection with an asset purchase agreement dated August 25, 2017.	8-K	10.3	11/4/2021

10.8+	Amended and Restated Program Participation Agreement by and between LoyaltyOne, Co. and Bank of Montreal, dated as of November 1, 2017, as amended.	Form 10	10.8	9/24/2021

10.9	Loyalty Ventures Inc. 2021 Omnibus Incentive Plan.	Form S-8	99.1	11/9/2021

10.10	Loyalty Ventures Inc. 2021 Employee Stock Purchase Plan.	Form S-8	99.2	11/9/2021

10.11	Form of Indemnification Agreement for Officers and Directors.	Form 10	10.5	9/1/2021

31.1*	Certification of Chief Executive Officer of Loyalty Ventures Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Loyalty Ventures Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1**

Certification of Chief Executive Officer of Loyalty Ventures Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2**

Certification of Chief Financial Officer of Loyalty Ventures Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101*

The following financial information from Loyalty Ventures Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Combined Balance Sheets, (ii) Condensed Combined Statements of Income, (iii) Condensed Combined Statements of Comprehensive Income, (iv) Condensed Combined Statements of Equity, (v) Condensed Combined Statements of Cash Flows and (vi) Notes to Condensed Combined Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain identified information has been excluded from this exhibit.
%

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Loyalty Ventures hereby undertakes to furnish supplementally copies of any of the omitted exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

LOYALTY VENTURES INC.

	By:	/s/ CHARLES L. HORN
Charles L. Horn
President and Chief Executive Officer
Date: November 24, 2021

	By:	/s/ JOHN J. CHESNUT
John J. Chesnut
Executive Vice President and Chief Financial Officer
Date: November 24, 2021