Form 10-K
period 2021-12-31
Loyalty Ventures Inc.
filed 2022-02-28
CIK 1870997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                      To

Commission file number: 001-40776

Loyalty Ventures Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-1353472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7500 Dallas Parkway, Suite 700

Plano, Texas 75024

(Address of Principal Executive Offices)

(972) 338-5170

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange On Which Registered
Common stock, $0.01 par value per share	LYLT	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant’s common stock was not publicly traded, and the aggregate market value of the Registrant’s Common Stock held by non-affiliates as of that date was $0 as Registrant was an indirect, wholly-owned subsidiary of Alliance Data Systems Corporation as of that date.

As of February 18, 2022, 24,611,546 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2022 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

Loyalty Ventures Inc.

Caution Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “might,” “should,” “would” or other words or phrases of similar import. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially for a variety of reasons, including, among others, continuing impacts related to COVID-19, including variants, reductions in government economic stimulus, labor shortages, reduction in demand from clients, supply chain disruption for our reward suppliers and disruptions in the airline or travel industries; loss of, or reduction in demand for services from, significant clients; loss of active AIR MILES® Reward Program collectors or greater than expected redemptions by the same; unfavorable resolution of pending or future litigation matters; disruption to operations due to the separation from our former parent or failure of the separation to be tax-free; our high level of indebtedness; increases in market interest rates; fluctuation in foreign exchange rates; new regulatory limitations related to consumer protection or data privacy limiting our services; and loss of consumer information due to compromised physical or cyber security. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results or outcomes to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors.” Any forward-looking statements contained in this Form 10-K speak only as of the date made, and we undertake no obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, subsequent events, anticipated or unanticipated circumstances or otherwise.

PART I

Item 1.    Business.

Overview

Loyalty Ventures Inc. (“Loyalty Ventures,” “we,” or “our”) is a leading provider of tech-enabled, data-driven consumer loyalty solutions. Our solutions are focused on helping partners achieve their strategic and financial objectives, from increased consumer basket size, shopper traffic and frequency and digital reach to enhanced program reporting and analytics. We help financial services providers, retailers and other consumer-facing businesses create and increase customer loyalty across multiple touch points from traditional to digital to mobile and emerging technologies. We own and operate the AIR MILES® Reward Program, Canada’s most recognized loyalty program, and BrandLoyalty, a leading global provider of campaign-based loyalty solutions for grocers and other high-frequency retailers.

The AIR MILES Reward Program is an end-to-end loyalty platform, combining technology, data/analytics and other solutions to help our clients (who we call sponsors) drive increased engagement by consumers (who we call collectors) with their brand. The AIR MILES Reward Program operates as a full-service coalition loyalty program for our sponsors. We provide marketing, customer service, rewards and redemption management for our sponsors. We typically grant sponsors exclusivity in their market category, enabling them to realize incremental sales and increase market share as a result of their participation in the AIR MILES Reward Program. The AIR MILES Reward Program enables collectors to earn AIR MILES reward miles as they shop across a broad range of sponsors from financial institutions, grocery and liquor, e-commerce, specialty retail, pharmacy, petroleum retail, and home furnishings to hardware, that participate in the AIR MILES Reward Program. These AIR MILES reward miles can be redeemed by collectors for travel, entertainment, experiences, merchandise or other rewards. Through our AIR MILES cash program option, collectors can also instantly redeem their AIR MILES reward miles earned in the AIR MILES cash program option toward in-store purchases at participating sponsors, such as Shell Canada.

BrandLoyalty is a worldwide leader in campaign-based loyalty solutions that positively impact consumer behavior on a mass scale. We pride ourselves on being a business with purpose by connecting high-frequency retailers, supplier partners and consumers to create sustainable solutions for today’s challenges. We design, implement, conduct and evaluate innovative, digitally enhanced, tailor-made loyalty campaigns. These campaigns are tailored for the specific client and are designed to reward key customer segments based on their spending levels during defined campaign periods. At BrandLoyalty, we aim to let shoppers feel emotionally connected when they shop at our clients, by designing campaigns with the right mechanics and rewards that instantly change shopping behavior and engender loyalty. The rewards we offer come from top brands with high creative standards such as Disney, Zwilling, and vivo | Villeroy & Boch.

Spin-off Transaction

On October 13, 2021, the Board of Directors of Alliance Data Systems Corporation (“ADS” or “Parent”) approved the previously announced separation (the “Separation”) of its LoyaltyOne segment, consisting of its Canadian AIR MILES® Reward Program and BrandLoyalty businesses, into an independent, publicly traded company, Loyalty Ventures Inc. (“Loyalty Ventures”). On November 5, 2021, the date of the Separation, 81% of the outstanding shares of Loyalty Ventures were distributed pro rata based on the outstanding shares of ADS common stock at the close of business on the record date of October 27, 2021, with ADS retaining the remaining 19% of the outstanding shares of Loyalty Ventures. ADS stockholders of record that did not sell their rights to receive Loyalty Ventures stock before the close of business on November 5, 2021 received one share of Loyalty Ventures common stock for every two and one-half (2.5) shares of ADS common stock. Additionally, Loyalty Ventures made a cash distribution of $750.0 million to ADS on November 3, 2021 as part of the Separation. The distribution qualified as a tax-free reorganization and a tax-free distribution to ADS and its stockholders for U.S. federal income tax purposes. On November 8, 2021, “regular-way” trading of Loyalty Ventures’ common stock began on the Nasdaq Stock Market under the symbol “LYLT”.

We entered into several agreements with ADS that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement

("TSA"), and the Employee Matters Agreement. Under the terms of the TSA, ADS agreed to provide certain corporate, administrative and information technology services for periods up to 18 months, certain of which may be extended for an additional six-month period. See Note 1, “Description of Business, Spinoff and Basis of Presentation,” of the Notes to Consolidated and Combined Financial Statements for additional information regarding these agreements.

Strategy

Our goal is to accelerate stakeholder value creation through the continued development of loyalty platforms for the tech-forward business and consumer era. We intend to pursue a variety of new omnichannel initiatives, including expanding geographies and verticals; further enriching tech and analytic capabilities; employing sustainable solutions; and seeking additional strategic partnerships.

Attract new clients and grow existing client base

The AIR MILES Reward Program continues to focus on broadening our sponsor base and expanding the network effects of the coalition. We seek to attract new sponsors and deepen existing relationships by enhancing our solutions portfolio. Deployment of enriched marketing and advertising capabilities will further sponsors’ ability to reach and engage collectors, increasing the value proposition for sponsors and reward suppliers alike. Diversifying the sponsor network, including expansion to non-traditional partnerships and alliances, including new arrangements with business-to-business e-commerce platforms that enable smaller, local e-commerce partners to incorporate AIR MILES reward miles in their promotional activities, will allow for a stronger and broader ecosystem to capture a larger portion of total consumer spend within the AIR MILES Reward Program. A core advantage to being a part of the AIR MILES Reward Program is the benefit to each partner as the coalition expands.

Similarly, we believe there is market opportunity for BrandLoyalty to grow its client base by adding new grocers in existing markets. Additional opportunity exists in the form of diversification into adjacent segments, such as convenience stores and pharmacies, which are a natural fit for BrandLoyalty due to the high frequency and spend profile of the customer base. Further expansion into new growing verticals like e-commerce and food delivery is also expected to present significant opportunities.

By diversifying and growing our ability to integrate advanced data analytics with marketing and loyalty services, we seek to position ourselves to serve the modern consumer, thus increasing the value proposition for our clients by delivering long-term integrated growth opportunities and ultimately delivering returns for our stakeholders.

Invest in technology to better engage consumers

The AIR MILES Reward Program continues to focus on driving collector engagement to enhance the benefit to the entire coalition of sponsors. The AIR MILES Reward Program has focused on enhancing digital initiatives targeting younger demographic channels as well as the broader collector base as a whole. By providing in-store and mobile access and increasing the relevancy of personalized, targeted, real-time offers, the AIR MILES Reward Program is improving effectiveness of digital campaigns and overall collector engagement. We will continue to invest in technology to deliver new digital products and solutions to improve collector engagement and the sponsor value proposition. An expansive collector and sponsor base results in an expanding database, which can be used to create and monetize new and innovative supplemental solutions for all partners of the ecosystem.

BrandLoyalty has built a first-class technology platform and array of digital tools, including the Bright Loyalty Platform, the Analytical Framework, StorePal and other features to support its campaign-based loyalty solutions. The Analytical Framework provides full-cycle loyalty program design, real-time feedback and evaluation to adjust programs in progress or apply learnings to future designs. BrandLoyalty’s Bright Loyalty Platform provides shoppers the ability to collect and share points digitally, earn badges, play games, view leaderboards and level up to achieve better status and more exclusive perks. BrandLoyalty also offers StorePal to directly support in-store staff with program execution through state-of-the-art AI analysis and collaboration to improve in-store marketing, display placement, staff program knowledge and stock availability.

We believe opportunities exist to leverage the digital loyalty capabilities of BrandLoyalty’s platform and the highly advanced data science platform of the AIR MILES Reward Program to enhance the digital tools and capabilities of both businesses.

Expand into new geographies

We will seek to expand our geographic reach to accelerate growth. Our client-centered approach and the almost 30-year operating history of our businesses has resulted in unique, rich shopper and market data, which we use to generate insights for brands globally. There is substantial opportunity to serve untapped markets across the globe, which will serve as a growth lever in the near-term and solidify sustainable sources of future revenue going forward. In the near term, BrandLoyalty expects to increase its presence in the United Kingdom, the United States and the Nordic region. We also intend to enhance our product offerings and geographic footprint through opportunistic acquisitions that complement our business. We will consider select acquisition opportunities that expand the breadth of our product portfolio, enhance our market positioning and accelerate our presence in attractive geographies, while maintaining alignment with our culture.

Segments

Our business is managed and reported as two segments: the AIR MILES Reward Program segment and the BrandLoyalty segment, which provide coalitions and campaign-based loyalty programs, respectively, as described more fully below. Financial information about our segments and geographic areas appears in Note 23, “Segment Information,” of the Notes to Consolidated and Combined Financial Statements.

The AIR MILES Reward Program

The AIR MILES Reward Program is an end-to-end loyalty platform, combining technology, data and analytics and other solutions to help our sponsors drive increased engagement by collectors with their brand. The AIR MILES Reward Program operates as a full-service outsourced coalition loyalty program for our sponsors, who pay us a fee per AIR MILES reward mile issued, in return for which we provide all marketing, customer service, rewards and redemption management. The AIR MILES Reward Program enables collectors to earn AIR MILES reward miles as they shop across a broad range of retailers and other sponsors participating in the AIR MILES Reward Program. The AIR MILES Reward Program provides a wide range of rewards from leisure and entertainment to merchandise, flight, travel and unique experiences with over 1,000 reward options that appeal to an expansive set of collectors. Through our AIR MILES Cash program option, collectors can also instantly redeem their AIR MILES reward miles collected in the AIR MILES Cash program option toward in-store purchases at participating sponsors.

Sponsors

We have over 100 brand name sponsors that participate in our AIR MILES Reward Program, including Shell Canada Products, Jean Coutu, Amex Bank of Canada, Sobeys Inc. and Bank of Montreal. Our sponsor base covers a diverse set of market spend categories, including gas, pharmacy, credit card, and grocery. Relationships with our largest and most well-known sponsors account for a significant portion of our consolidated and combined revenue, including approximately 17% from Bank of Montreal for the year ended December 31, 2021. We typically grant participating sponsors exclusivity in their market category, enabling them to realize incremental sales and increase market share as a result of their participation in the AIR MILES Reward Program.

Collectors

Collectors can accumulate AIR MILES reward miles across a significant portion of their everyday spend and can earn AIR MILES reward miles at thousands of in-store and online retail and service locations, including through our AIR MILES Reward Program eCommerce site. Collectors can also earn AIR MILES reward miles at any locations where they are permitted to use certain credit cards issued by Bank of Montreal and Amex Bank of Canada. Collectors can redeem AIR MILES reward miles through multiple channels, including in-lane cash redemptions, online cash redemptions through our mobile app and online. We utilize these multiple channels to enable collectors to redeem for the rewards they desire in the physical and digital locations they frequent.

As of December 31, 2021, there were approximately 10 million collectors in the AIR MILES Reward Program.

Suppliers

We enter into agreements with airlines, supplier platforms and other providers to supply rewards for the AIR MILES Reward Program. The broad range of rewards that can be redeemed is one of the reasons the AIR MILES Reward Program remains popular with collectors and collectors continue to engage in the program. Hundreds of brands use the AIR MILES Reward Program as an additional distribution channel for these products. Suppliers include well-recognized companies in diverse industries, including travel, hospitality, electronics and entertainment.

Loyalty platform

We provide a fully managed loyalty platform that helps our sponsors by driving traffic, understanding key trends and maximizing loyalty return on investment. We provide full management of all loyalty program services and capabilities with instant issuance at point of sale and instant cash redemption at point of sale (with real-time enabled connection), along with diverse merchandise and travel rewards management, a full-service Customer Care team (employees answer questions in English & French through voice, chat and social media channels) and plug and play through ready-to-integrate application programming interfaces, or APIs.

We use data management and analytics to integrate a vast set of consumer information and turn it into meaningful collector insights which (i) engage key segments with targeted, relevant communications with our sponsors, (ii) create predictive models to enhance lifetime value throughout the customer lifecycle, and (iii) integrate directly with marketing channels for personalized experiences. These management and analytics services help Sponsors understand and optimize loyalty performance. We provide dedicated teams to help operate the program and deliver deep insights with reporting and analytics solutions to understand program performance and contribution and to monitor program and customer health. We also use traditional and AI-powered marketing tools to reach and engage collectors across multiple channels.

Our data and technology stack provides solutions based on agility, versatility, scalability and security.

BrandLoyalty

BrandLoyalty is a leading global provider of campaign-based loyalty solutions providing tailor-made programs to leading grocery and other high frequency retailers. Our customers pay us a fee, based on the number of redemptions, to create and implement customized campaigns designed to increase consumer traffic and develop consumer loyalty and long-term relationships. These campaigns are targeted at segments with the aim to increase the share of wallet for our customer by providing stamps for a certain spent amount which can ultimately be redeemed by the consumer for highly collectible rewards and are designed to generate traffic growth and increase basket size for our customer. The campaign-based loyalty programs typically last between 6 and 20 weeks, depending on the nature of the program, with contract terms usually less than one year in length. These programs are tailored for the specific retailer client and are designed to reward key customer segments based on their spending levels during defined campaign periods.

Customers

In 2021, we had approximately 145 retailers as our customers, operating on six continents in approximately 45 countries. Europe and Asia represented our largest presence, with campaigns also offered in the United States, Canada, Brazil and Nordic regions. Many of our customers are leading grocery retailers in their respective countries.

Brand suppliers

BrandLoyalty manages a broad portfolio of premium reward suppliers balanced between exclusive contracts, licenses and proprietary suppliers that are globally relevant and recognized brand suppliers. These suppliers offer highly desirable rewards, encouraging long-term consumer loyalty, and the portfolio approach ensures we can offer the optimal reward proposition for the targeted consumer segment at the right economics.

Tech-enabled solutions

Our Analytical Framework supports our customer throughout the end-to-end campaign design by identifying the right campaign type with the right mechanics during the campaign preparation, by providing predictions and insights on campaigns in execution and by evaluating finished campaigns. It provides real-time feedback and evaluation to adjust programs in progress or apply learnings to future designs.

Our Bright Loyalty Platform is a cloud-based loyalty solution that provides our customers with a plug and play solution to run digital loyalty solutions, enabling new ways of interacting such as instant promotions and digital stamp collection. It provides shoppers the ability to collect and share points digitally, earn badges, play games, view leaderboards and level up to achieve better status and more exclusive perks.

StorePal is a digital tool that provides retailers AI-enabled insights on store level campaign execution benefitting campaign performance and consumer engagement through in-store marketing, display placement, staff program knowledge and stock availability.

Competition

The markets for our products and services are highly competitive. We compete with advertising and other promotional and loyalty programs, both traditional and online, for a portion of a client’s total marketing budget, as well as with the in-house staffs of our current and potential clients. In the campaign-based loyalty program market, we have both global and, in certain geographies, regional competitors with the most significant being TCC Global N.V.

Seasonality

Our revenues, earnings and cash flows are affected by promotional activity by our sponsors, timing of campaign-based loyalty programs in market as well as increased consumer spending patterns leading up to and including the holiday shopping period in the fourth quarter.

Disaster and Contingency Planning

We operate, either internally or through third-party service providers, multiple data processing centers to process and store our customer transaction data. Given the significant amount of data that we or our third-party service providers manage, much of which is real-time data to support our clients’ commerce initiatives, we have established redundant capabilities for our data centers. We have a number of safeguards in place that are designed to protect us from data-related risks and in the event of a disaster, to restore our data centers’ systems.

Protection of Intellectual Property and Other Proprietary Rights

We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We have a number of domestic and foreign patents and pending patent applications. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we also have either registered trademarks or applications pending for certain marks in other countries. No individual patent or license is material to us or our segments other than that we are the exclusive Canadian licensee of the AIR MILES family of trademarks pursuant to a perpetual license agreement with Diversified Royalty Corp., for which we pay a royalty fee. We believe that the AIR MILES family of trademarks and our other trademarks are important for our branding, corporate identification and marketing of our services in each business segment.

We own or have rights to use trademarks and trade names that we use in conjunction with the operation of our business, which appear throughout this Form 10-K. Solely for convenience, we may not use the ™ or ® symbols every time the trademark/trade name is mentioned. We may also refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.

Regulation

Data protection and consumer privacy laws and regulations continue to evolve, increasing restrictions on our ability to collect and disseminate collector or customer information. In addition, the enactment of new or amended legislation or industry regulations pertaining to consumer or public or private sector privacy issues could have a material adverse impact on our marketing services, including placing restrictions upon the collection, sharing and use of information that is currently legally permissible.

The rapid development of new privacy regulations and the evolution of existing data protection requirements around the globe and penalties for noncompliance may impose additional compliance and operational requirements and increase our cost to serve in the form of organizational changes, implementation of new technologies, employee training and engaging consultants. Such requirements may require us to modify or restrict our data processing practices and policies and any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, damages, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

For further information related to regulation, see "Item 1A. Risk Factors.”

Human capital

Our people form the core of our business, and we want our people to enjoy the journey. Our ability to build value for our sponsors, collectors and our clients and their consumers as well as our stockholders depends on the performance of our more than 1,400 employees in 20 countries around the world as of December 31, 2021. To facilitate talent acquisition and retention, we strive to make Loyalty Ventures a diverse, equitable and inclusive environment, with a strong culture and opportunities for our employees to grow and develop in their careers while being supported by competitive compensation and benefit programs.

Culture

Loyalty Ventures benefits from the blend of the vibrant cultures of the AIR MILES Reward Program and BrandLoyalty.

The unique culture at the AIR MILES Reward Program comes from the collaboration, dedication, and fun their teams bring to work every day. Their pride and passion are felt across the organization from leadership to new hires on their first day, and this is engrained in everything they do, all with a focus on delivering results for their clients, engaging their customers and empowering their employees. In addition, the AIR MILES Reward Program enables sponsors, collectors and employees alike to create lasting social and environmental change in Canadian communities through its impact strategy, consisting of four pillars that include environment; giving back; diversity, equity and inclusion; and social impact. We invest time and energy to ensure these pillars are engrained in the business goals of our organization.

At BrandLoyalty, our people are at the core of our business. Employees at BrandLoyalty are entrepreneurial and responsible, eager to stay ahead of the curve, anticipating new trends and driving innovation. Their enthusiasm stimulates our ability to grow. BrandLoyalty’s culture is defined by its values, creating an invisible cord that binds a multinational business. BrandLoyalty’s value pillars of connected, original, responsible and dynamic create next generation happiness for our clients and their consumers across the globe. BrandLoyalty believes that by being consumer-driven, we can best help our clients, that by growing our business, we can attract and retain the best employees, that by developing our talent, we can create better solutions, that by improving daily life, we can be meaningful to our consumers, and that by giving our best, opening minds, touching hearts, appealing to individuals separate from the masses and having fun, we can make people happy. Our values turn our ambitions into action, to create next-generation happiness. BrandLoyalty loves happy people.

In addition, Loyalty Ventures’ code of ethics remains central to our expectation that employees embody our values and, as such, every new hire and annually every employee is required to certify to their understanding of, and adherence to, the code of ethics.

Diversity, equity & inclusion

We believe that diversity, equity and inclusion (“DE&I) is important to our continued success and our ability to serve our sponsors, collectors, clients and their consumers. The AIR MILES Reward Program set out on building an explicit and focused approach to DE&I by first reviewing its processes, team structures and operating practices. The AIR MILES Reward Program worked across the business to identify where inclusion and accessibility might drive value and innovation, and how to embed it into workplace culture. Understanding inclusion is a journey, not a destination, and in 2021 the AIR MILES Reward Program engaged a third-party consultant to assist its cross-functional leadership team to further its strategy development and action plans for DE&I. Further, more than half of the AIR MILES Reward Program employees have engaged in foundational e-learning coursework in this area. At BrandLoyalty, we continuously initiate and support projects to further grow as an organization on DE&I. For example, our ‘culture and connect’ project team is raising awareness around DE&I throughout the year and we’ve redesigned the hiring process to provide equal opportunities and improve diversity in all teams. We continuously train our people on awareness and unconscious bias and how to improve awareness, encourage multi-disciplinary teams, and celebrate the important holidays of our various nationalities. Above all, we believe that “diversity is only a word, if we are not being inclusive.”

Talent development and retention

We are committed to identifying and developing the talents of our people, as well as retaining these talented employees as a key component of operating a successful business with a vibrant culture.

Our AIR MILES Reward Program provides a comprehensive year-round training calendar led by internal and external experts, focused on developing skills, capabilities, leadership fundamentals and aspiring leaders. Additionally, the AIR MILES Reward Program supports its employees with continuing formal education and provides a tuition reimbursement, up to a set amount per calendar year, for the cost of courses and required educational material at accredited colleges or universities.

BrandLoyalty is committed to identifying and developing the talents of our people, as well as retaining them. All new colleagues participate in a unique online onboarding program to not only get a jump start into the core of the business but also to immediately grasp the culture of collaboration and teamwork. Further, our internally developed BrandLoyalty University takes care of developing relevant business and market knowledge and also offers a wide range of professional and personal development opportunities throughout our people’s career paths. For every functional group, we have a unique learning curriculum for all employees at all levels.

In addition to career-oriented training and development, across Loyalty Ventures, we require annual employee training to ensure ongoing adherence to responsible business practices and ethical conduct.

Compensation

We believe the structure of our compensation and benefit programs provides the appropriate incentives to attract, retain and motivate our employees. We provide pay that, together with benefits, is competitive and aligns across employee positions, skill levels, experience and geographic location.

Human capital metrics

Category	Metric		Year-End 2021
Employees	Employees by Geography	Americas	890
		Asia Pacific	102
		EMEA	414
Development	2021 Annual Survey*	Opportunity to develop	78%
Diversity, Equity & Inclusion	2021 Annual Survey*	DE&I Environment**	89%
	Gender Representation	% Female	58%
		% Female leadership	42%
Retention	Voluntary Attrition	% Global	17%
	Employee Acquisition	% Global	19%
	Tenure	Leadership	9 years
		All Employees	7 years
Compensation	Compensation and Benefits	2021 Expenses (thousands)	$ 155,966

*	2021 Annual Survey includes only the AIR MILES Reward Program and BrandLoyalty.
**

Includes response to the following two statements: (1) my employer is committed to a diverse, equitable and inclusive environment; and (2) I have an opportunity to get to know people with different racial and ethnic backgrounds.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public at the SEC’s website at www.sec.gov. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed or furnished with the SEC, as well as amendments thereto, free of charge from our website, www.loyaltyventures.com. No information from this website is incorporated by reference herein. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our audit committee, compensation committee and corporate governance and nominating committee charters, our corporate governance guidelines, and our code of ethics, code of ethics for senior financial officers, and code of ethics for board members on our website. These documents are available free of charge to any stockholder upon request.

Item 1A. Risk Factors.

The following summary of our principal risks provides an overview of the inherent uncertainty investing in us presents and is not exhaustive. This summary is qualified in its entirety by reference to the complete description of our risk factors set forth immediately below. With regard to strategic, operational and competitive business risks, we caution that the impacts of COVID-19 on the macroeconomic environment will continue to heighten all of our risks for an indeterminate duration.

Risks related to the strategic, operational and competitive business environment include client concentration, increases in redemptions or their cost, loss of sponsors, collectors or desired rewards, reduced demand for short-term loyalty programs, disruptions in reward quality or availability, competition for new business and changes in consumer preference.

●	Our ten largest clients represented 58% of our consolidated and combined revenue in 2021, and these client commitments may not be long-term.
●	Loss of sponsors, business by our clients, relationships with rewards suppliers or changes in collector redemption amounts or patterns may limit both our growth and results of operations.
●	Airline or travel industry disruptions, including airline competition, market availability, operating restrictions, restructurings or insolvencies, could limit collector engagement in the AIR MILES Reward Program.
●	Failure to accurately forecast consumer demand for our BrandLoyalty campaigns could result in excess inventories or inventory shortages.

●	Inability to anticipate and respond to market trends and changes in consumer preferences for loyalty program features or rewards could reduce demand for our services.
●	Failure of rewards suppliers to deliver in contracted quantities, in a timely manner and meeting quality standards could adversely affect our reputation with sponsors, clients and loyalty program participants.
●	Opportunities to grow our business may be limited by inability to identify or pursue suitable acquisitions or new business opportunities, or to effectively integrate businesses we acquire.

Risks related to our liquidity, the transition to an independent public company and other terms of our separation from ADS include servicing our outstanding indebtedness, maintaining adequate liquidity, expenditure of limited resources, lack of independent operating history, inequitable indemnities with ADS, insufficient remedies or markets for our equity securities, conflicts of interest, and potential tax-related liabilities.

●	High levels of indebtedness may restrict our ability to compete, react to changes in our business and incur additional indebtedness to fund future needs.
●	Our historical combined financial information may not necessarily be representative of the results we would have achieved as an independent, publicly traded company and may not be indicative of our future results.
●	We may incur significant costs and utilization of other resources to create the infrastructure necessary to operate as an independent publicly traded company, or experience operational disruptions.
●	Reciprocal indemnifications with ADS in connection with the Separation may not equitably allocate responsibility, may be insufficient to insure us for liabilities incurred or may require us to divert cash to fund obligations to ADS.
●	Our board chair owns an equity position in, and is a director for, ADS, giving rise to potential conflicts of interest.
●	If the Separation and Distribution fail to qualify as tax-free due to a breach of any covenant or representation by us or if we fail to comply with the restrictions placed on us for subsequent periods, we may be responsible to ADS for significant tax-related liabilities.

Risks related to our information technology, cyber, privacy or other legal and regulatory matters include potential for data breach, or other restrictions on the use of sponsor, collector, client consumer and supplier information, operating in complex global legal environments and fluctuations in global economic conditions.

●	Failures in data protection, cyber and information security and protection of intellectual property rights could critically impair our products, services and ability to conduct business as well as expose us to data loss, legal claims or liability and/or reputational damage.
●	Changes to consumer protection, data protection, governance, data privacy and security laws that restrict functionality that enhance loyalty and marketing program capabilities and appeal to sponsors, clients and loyalty program participants.
●	Resolution of pending or future litigation, regulatory actions and compliance issues could subject us to significant expense or obligation to change our business practices.
●	Complex international laws as well as operating in jurisdictions lacking developed regulatory and legal systems requires extensive effort to manage compliance.
●	Global economic factors beyond our control may impact demand for our services and cause fluctuations in foreign currency exchange rates that impact our results of operations.

Risks relating to our common stock include lack of significant operating history, restrictive provisions in our charter documents, concentrated ownership and potential for dilution.

●	Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and certain provisions of Delaware law could delay or prevent a change in control.
●	A large number of our shares are or will be eligible for future sale, which may dilute your percentage ownership and cause the market price of our common stock to decline.

Strategic, Operational and Competitive Business Risks

Impacts related to the COVID-19 pandemic are expected to continue to pose risks to our business for the foreseeable future, heighten many of our known risks and may have a material adverse impact on our results of operations, financial condition and liquidity.

Following the declaration by the WHO in the first quarter of 2020 of COVID-19 as a global pandemic and the rapid spread of COVID-19, international, provincial, federal, state and local government or other authorities have instituted certain preventative measures, including border closures, travel bans, prohibitions on group events and gatherings, shutdowns or other operational restrictions on certain businesses, curfews, shelter-in-place orders, quarantines and recommendations to practice social distancing. Certain jurisdictions have reopened only to return to more stringent restrictions where increases in COVID-19 cases occur. These restrictions have continued to disrupt economic activity worldwide, resulting in volatility in the global capital markets, instability in the credit and financial markets, reduced commercial and consumer confidence and spending, widespread furloughs and layoffs, closure or restricted operating conditions for retail stores, labor shortages, disruption in supply chains (including availability of raw materials, ability to manufacture goods and delivery of finished products to suppliers and retailers), and near complete cessation of many hospitality and travel industry operations. Even as vaccines are distributed and administered, the ongoing restrictions, economic impacts, including reductions in government economic stimulus or payment deferrals, the emergence of more transmissible variants, the global availability and efficacy of vaccines and health concerns associated with the pandemic, may continue to affect consumer behavior, spending levels and retail preferences.

Specific impacts on our operations and financial results include, but are not limited to, the following:

●	Short- and long-term difficulties of our retail partner clients in consumer-based businesses due to restricted foot traffic, limitations of our e-commerce platforms, their trouble maintaining supply chain integrity for both availability of desired products and delivery to end consumers, and reduced consumer confidence and spending may result in reduced sales for our retail partner clients.

●	Deferral of campaign-based loyalty programs or the inability to source or deliver rewards for these programs across borders may reduce or defer revenue or increase our costs of operations. For example, during 2021 disruption to transportation channels due to port closures, the blockage of the Suez Canal, and labor shortages, led to increased utilization of alternate shipping modes, including air freight lanes, at increased cost. Demand for advance transportation lane bookings, as well as increased fuel costs, have kept shipping costs elevated and delivery timelines delayed across the globe. Further, with the ongoing impact of the COVID-19 pandemic, in the fourth quarter of 2021, we recognized a non-cash, goodwill impairment charge of $50.0 million.

●	Reduced demand for hospitality, airline and other travel-related rewards within the AIR MILES Reward Program due to the various COVID-19 restrictions negatively impacts redemption revenue as collectors both changed existing reward travel and are unable to schedule future reward travel with any certainty as to the duration of restrictions.

●	Volatility in the financial markets may increase our cost of capital and/or limit its availability.

●	Increased operational risk, including impacts to our data, customer care center and other network integrity and availability in addition to heightened cybercriminal activity and other cyberfraud risk, may affect our ability to timely and effectively meet the needs of our sponsors, collectors, clients or other consumers in both segments.

●	Increased risks to the health and safety of our employees and that of our third-party vendors may impact our ability to maintain service levels for our partners.

Despite the emergence of vaccines, surges in COVID-19 cases, including variants of the strain, may cause people to self-quarantine or governments to shut down nonessential businesses again. The broad availability of COVID-19 vaccines globally and the willingness of individuals to be vaccinated are difficult to predict. The pace and shape of the COVID-19 recovery as well as the impact and extent of potential resurgences is not presently known. We continue to evaluate the nature and extent of changes to the market and economic conditions related to the COVID-19 pandemic and current and potential impact on our business and financial position. However, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our future results of operations or cash flows at this time.

To the extent the COVID-19 pandemic continues to adversely affect our business, results of operations, financial condition and liquidity, many of the other risks described in this “Risk Factors” section may also be heightened.

Our 10 largest clients represented 58%, 55% and 46% respectively, of our consolidated and combined revenue for the years ended December 31, 2021, 2020 and 2019, and the loss of any of these clients could cause a significant reduction in our consolidated revenue.

We depend on a limited number of large clients for a significant portion of our consolidated and combined revenue. Our 10 largest clients represented approximately 58%, and 55% and 46%, respectively, of our consolidated and combined revenue for the years ended December 31, 2021, 2020 and 2019. The Bank of Montreal represented approximately 17%, 15% and 12%, respectively, of our consolidated and combined revenue for the years ended December 31, 2021, 2020 and 2019. Our contract with Bank of Montreal expires in 2023, subject to further automatic renewals as well as certain rights of either party to terminate following notice of default and cure provisions. A decrease in revenue from any of our significant clients, including Bank of Montreal, for any reason, including a decrease in pricing or activity, or a decision either to utilize another service provider or to no longer procure the services we provide, could have a material adverse effect on our consolidated revenue.

If redemptions by the AIR MILES Reward Program collectors are greater than expected, or if the costs related to redemption of AIR MILES reward miles increase, our profitability could be adversely affected.

Although our AIR MILES reward miles do not expire with the exception of cases of inactivity, as described in “Management’s Discussion and Analysis—Discussion of Critical Accounting Estimates,” a portion of our revenue is based on our estimate of the number of AIR MILES reward miles that will go unused by the collector base. The percentage of AIR MILES reward miles not expected to be redeemed is known as “breakage.”

Breakage is based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure, the introduction of new program options and changes to rewards offered. If there is any significant change in or failure by management to reasonably estimate breakage, or if actual redemptions are greater than our estimates, our profitability could be adversely affected. The AIR MILES Reward Program also exposes us to risks arising from potentially increasing reward costs. Our profitability could be adversely affected if costs related to redemption of AIR MILES reward miles increase. A 10% increase in the cost of redemptions would have resulted in a decrease in pre-tax income of $25.5 million for the year ended December 31, 2021.

The loss of our most active AIR MILES Reward Program collectors could adversely affect our growth and profitability.

Our most active AIR MILES Reward Program collectors drive a disproportionately large percentage of our AIR MILES reward miles issued. Historically, approximately 20% of our collectors — who utilize one of several credit card programs offered by sponsors in the AIR MILES Reward Program — generate approximately 80% of annual AIR MILES reward miles issuance. The loss of a significant portion of these collectors, for any reason, could impact our ability to generate significant revenue from sponsors. The continued appeal of our loyalty and rewards programs will depend in large part on our ability to remain affiliated with sponsors that are desirable to both existing and future collectors and to offer rewards that are both attainable and attractive.

Airline or travel industry disruptions, such as an airline insolvency, could negatively affect the AIR MILES Reward Program, our revenues and profitability.

Air travel is one of the appeals of the AIR MILES Reward Program to collectors. If one or more of our airline suppliers sharply reduces its fleet capacity and route network, we may not be able to satisfy our collectors’ demands for airline tickets. Tickets or other travel arrangements, if available, could be more expensive than a comparable airline ticket under our current supply agreements with existing suppliers, and the routes offered by other airlines or travel services may be inadequate, inconvenient or undesirable to the redeeming collectors. As a result, we may experience higher air travel redemption costs, and collector satisfaction with the AIR MILES Reward Program might be adversely affected.

As a result of airline or travel industry disruptions, including, but not limited to, the continuing impacts of COVID-19, political instability, and/or terrorist acts or war, some collectors could determine that air travel is too dangerous, burdensome or otherwise undesirable. Consequently, collectors might forego redeeming AIR MILES reward miles for air travel and therefore might not participate in the AIR MILES Reward Program to the extent they previously did, which could adversely affect our business, results of operations, financial condition and liquidity.

Our BrandLoyalty business does not generally have long-term agreements with its clients.

Our agreements for BrandLoyalty campaigns are generally short-term and must be renegotiated for each campaign. As a result, our relationship with our BrandLoyalty clients may change on short notice. Future agreements with respect to volume, pricing or new campaign rewards, among other things, are subject to negotiation with each client for each campaign and in certain instances may be delayed or deferred. No assurance can be given that our clients will continue to do business with us at prior levels, if at all, and the loss of campaigns from certain retailers could have a material adverse effect on our business, results of operations, financial condition and liquidity.

If we fail to accurately forecast consumer demand for our BrandLoyalty campaigns we could experience excess inventories or inventory shortages, which could result in reduced operating margins and cash flows and adversely affect our business.

To meet anticipated demand for our campaign rewards, BrandLoyalty sources rewards inventory from key manufacturers and other suppliers in advance of client programs. Inventory levels in excess of consumer demand may result in inventory write-downs, and the sale of, or inability to sell, excess inventory at discounted prices could have a material adverse effect on our operating results, financial condition and cash flows. For example, in the year ended December 31, 2019, BrandLoyalty wrote down inventory by $18.4 million for the discontinuance of certain campaign rewards product lines. Conversely, if we underestimate consumer demand for our campaign rewards or if our key suppliers fail to timely supply campaign rewards, BrandLoyalty may experience inventory shortages. Inventory shortages or delayed shipments may affect the ability to offer or the success of campaign-based loyalty programs in market, negatively impacting client and consumer relationships. A failure to accurately predict the level of demand for our campaign rewards could adversely affect BrandLoyalty’s business, results of operations, financial condition and liquidity.

Our businesses rely on relationships with the sponsors, clients and rewards suppliers, respectively, with which we partner and a failure to maintain or renew relationships with our sponsors, clients and rewards suppliers could negatively affect our revenues and profitability.

The success of our businesses is dependent on maintaining relationships with their respective sponsors, clients and rewards suppliers. These relationships are governed by agreements with fixed terms and varying provisions regarding termination, ranging from notice to events of default and cure. If we are unable to maintain or renew our relationships with our most significant sponsors, clients and rewards suppliers, the value proposition for sponsors and collectors in the AIR MILES Reward Program coalition and demand by clients for BrandLoyalty’s campaign-based loyalty programs may be impacted; further, our sponsors and clients may elect an alternative provider for their loyalty programs, each of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Competition in the markets for the services that we offer is intense and we expect it to intensify.

The markets for our loyalty program products and services are highly competitive and we expect the continued evolution of loyalty products and services, including the technological capabilities associated therewith, and competition to provide the same to intensify. We generally compete with advertising and other promotional and loyalty programs, both traditional and online, for a portion of a client’s total marketing budget. Competition may intensify as more competitors enter our market. Competitors may target our sponsors, collectors, clients and their consumers as well as draw rewards from our rewards suppliers. The continued attractiveness of our loyalty and rewards programs will also depend on our ability to remain affiliated with sponsors and clients that are desirable to consumers and to offer rewards that are both attainable and attractive. Our ability to generate significant revenue from sponsors and clients will depend on our ability to differentiate ourselves through the loyalty program products and services we provide and the attractiveness of our programs to collectors and consumers, including our ability to adapt to new or even disruptive technological developments. We may not be able to continue to compete successfully against existing and emerging loyalty program providers in our space.

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in market trends and consumer preference for loyalty programs, their rewards and the associated technological capabilities. We must continually adapt our services to evolving distribution channels, relentlessly pursue a favorable mix of reward options, successfully manage our inventories, and consistently update and refine our approach with respect to how and where we offer our loyalty programs and services, including our ability to adapt to new or even disruptive technological developments. For example, within our AIR MILES Reward Program, failure to drive innovation to meet the evolving needs of sponsors and collectors with competitive program design and reward elements that offer sufficient flexibility to permit different segments of sponsors and collectors to reward their customers, meet their service expectations or offer desired rewards to remain their preferred loyalty program will limit engagement with the program. Engagement and issuance growth from current sponsors and collectors provides the necessary momentum to be successful expanding to new sponsors and collectors. Within BrandLoyalty, consumer preference and behavior evolve with the latest commercial trends and the popularity of characters, shows and events. This progression requires BrandLoyalty to constantly adapt its offering—to innovate and invest to maintain the relevance and strength of its campaign-based loyalty programs and associated rewards. Failure to do so could have a material adverse effect on our results of operations and financial condition.

The failure of our rewards suppliers to deliver products and services at contracted service levels or standards or in sufficient quantities and in a timely manner could adversely affect our relationship with our sponsors and clients, our reputation with loyalty program participants, and the financial results of our business.

The success of our loyalty programs requires that collectors redeeming AIR MILES reward miles and consumers seeking BrandLoyalty rewards receive timely delivery of any product or access of any service that constitutes the reward. The failure of our rewards suppliers to deliver products and services at contracted service levels or standards or in sufficient quantities and in a timely manner could adversely affect our relationship with our sponsors and clients and our reputation with loyalty program participants. BrandLoyalty works with suppliers outside of the United States to manufacture or contract to manufacture certain reward products. We have in the past, and may in the future, face unanticipated interruptions and delays. In that respect, we are subject to risks related to supply chains on a global scale, including industrial accidents, environmental events, strikes and other labor disputes, disruption in information systems, political instability, rapid changes in trade regulations or enforcement, shipping or other customs delays, product quality control, safety and environmental compliance issues and other regulatory issues, as well as natural disasters, global or local health crises, international conflicts, terrorist acts and other external factors over which we have no control, such as closures or restricted operating conditions for manufacturers, raw material or component part availability and the resultant supply chain disruptions. Any delay in the provision of rewards could damage our reputation, leading to a decrease in participation in our loyalty programs. We may also be required to find alternative, more expensive suppliers at short notice or otherwise incur other expenses to remediate the delay or failure in performance by the supplier. In addition, if a third-party vendor fails to meet contractual requirements, such as compliance with our code of conduct, applicable laws or regulations and standards, including environmental, health and safety standards as well as product safety standards, our business operations could suffer economic or reputational harm that could result in an adverse effect on the financial results of our business.

Economic factors beyond our control, and changes in the global economic environment, including fluctuations in inflation and currency exchange rates, could create volatility and negatively impact our results of operations.

Downturns in the economy or the performance of retailers generally or our sponsors and clients specifically, due to economic factors beyond our control including the impact of COVID-19, may result in a decrease in the demand for our products and services. Virtually all of our loyalty program services are sold outside of the United States, and we conduct purchase and sale transactions in multiple currencies, which exposes our results to the volatility of global economic conditions, including inflation and fluctuations in foreign currency exchange rates. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of new or proposed U.S. policy changes that impact the U.S. Dollar value relative to other international currencies. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency exchange fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the manufacturers that produce our rewards products by making their purchases of raw materials more expensive or difficult to finance. Foreign currency exchange fluctuations have adversely affected and could continue to have an adverse effect on our results of operations and financial condition.

We may hedge certain foreign currency exposures to reduce and/or delay, but not completely eliminate, the effects of foreign currency exchange fluctuations on our financial results. Since the hedging activities are designed to lessen volatility, they not only reduce the negative impact of a stronger U.S. Dollar or other trading currency, but they also reduce the positive impact of a weaker U.S. Dollar or other trading currency. Our future financial results could be significantly affected by the value of the U.S. Dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

If we fail to identify or secure suitable acquisitions or new business opportunities, or to effectively integrate the businesses we acquire, it could negatively affect our business.

We believe that acquisitions and the identification and pursuit of new business opportunities will be a component of our growth strategy. However, we may not be able to locate and secure future acquisition candidates or to identify and implement new business opportunities on terms and conditions that are acceptable to us. If we are unable to identify attractive acquisition candidates or accretive new business opportunities, our growth could be limited.

In addition, there are numerous risks associated with acquisitions and the implementation of new businesses, including, but not limited to:

●	the inability to satisfy pre-closing conditions preventing consummation of any acquisition or new business opportunity;

●	the difficulty and expense that we incur in connection with the completion or integration of any acquisition or new business opportunity;

●	the potential for adverse consequences when conforming the acquired company’s accounting policies to ours;

●	the diversion of management’s attention from other business concerns;

●	the potential loss of customers or key employees of the acquired company;

●	the impact on our financial condition due to the timing of the acquisition or new business implementation or the failure of the acquired or new business to meet operating expectations;

●	the assumption of unknown liabilities of the acquired company; and

●	the uncertainty of achieving expected benefits of an acquisition including revenue, human resources, technological or other cost savings, operating efficiencies or synergies.

Furthermore, if the operations of an acquired company or new business opportunity do not meet expectations, our profitability may decline and we may seek to restructure the acquired business or to impair the value of some or all of the assets of the acquired or new business.

Liquidity, Indebtedness and Separation-Related Risks

Our level of indebtedness resulting from the Separation could materially adversely affect our ability to generate sufficient cash to repay our outstanding debt, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

Following the Separation, we have a high level of indebtedness, which requires significant interest and principal amortization payments. Further, subject to the limits contained in our debt instruments, we may be able to incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our higher level of indebtedness, combined with our other financial obligations and contractual commitments, could:

●	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness;

●	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions or other new business and other corporate purposes, resulting in delayed investments and capital expenditures;

●	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage or require us to dispose of assets to raise funds if needed for working capital;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

●	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other new business and other corporate purposes; and

●	cause any refinancing of our indebtedness to be at higher interest rates and require us to comply with more onerous covenants, which could further restrict our business operations.

Restrictions imposed by the agreements governing our outstanding indebtedness may limit our ability to operate our business; to finance our future operations or capital needs; or to engage in other business activities.

The terms of the agreements governing our debt limit us and our subsidiaries from engaging in specified types of transactions. These covenants limit our and our subsidiaries’ ability, among other things, to:

●	incur additional debt;

●	declare or pay dividends, redeem stock or make other distributions to stockholders;

●	make investments;

●	create liens or use assets as security in other transactions;

●	merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;

●	enter into transactions with affiliates;

●	sell or transfer certain assets; and

●	enter into any consensual encumbrance or restriction on the ability of certain of our subsidiaries to pay dividends or make loans or sell assets to us.

As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional indebtedness to compete effectively or to take advantage of new business opportunities. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants to prevent an event of default, which would have a material adverse effect on our business, financial condition and the market price for our securities.

Our historical combined financial statements are not necessarily representative of the results that we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results as investments remain to establish independence.

Our historical combined financial information included in this annual report have been derived from ADS’ consolidated financial statements and accounting records and are not necessarily indicative of our future results of operations, financial condition or cash flows, nor do they reflect what our results of operations, financial condition or cash flows would have been as an independent public company during the periods presented prior to the effective date of the Separation. In particular, the historical combined financial information is not necessarily indicative of our future results of operations, financial condition or cash flows primarily because of the following factors:

●	Prior to the Separation, our business was operated by ADS as part of its broader corporate organization, rather than as an independent company. Our historical combined financial results reflect the direct, indirect and allocated costs for internal audit, finance, accounting, tax, human resources, procurement, information technology, and public company reporting services historically provided by ADS, and these costs may significantly differ from the comparable expenses we would have incurred as an independent, publicly traded company;

●	Our cost of debt and other capital significantly differs from that which is reflected in our historical combined financial statements; and

●	Our business historically benefitted from ADS’ size and scale in costs, employees and vendor and customer relationships. Thus, costs we will incur as an independent company may significantly exceed comparable costs we would have incurred as part of ADS, and we may have difficulty obtaining similar terms in our contractual arrangements in the future as a result of the Separation.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and the notes to those statements included elsewhere in this annual report.

Further, we may not be able to achieve the full strategic and financial benefits expected to result from our Separation from ADS, which include enhanced strategic and management focus, a distinct investment identity and ability to allocate resources and deploy capital for the development of the AIR MILES and BrandLoyalty businesses, or such benefits may be delayed. Following the Separation, ADS will continue to provide certain services to us on a transitional basis, for a period of up to two years. ADS may not successfully execute all of these functions during the transition period, or we may have to expend significant efforts or costs materially in excess of those expected; any interruption in these services could have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, we may not achieve the anticipated benefits of Separation for a variety of reasons, including, among others that the Separation and further need to invest in and establish those services continuing to be provided by ADS in transition will require significant amounts of management’s time and effort in addition to financial investment, which may divert both resources and attention from operating and growing our business. Our ability to effectively manage and meet our public company reporting obligations depends significantly on information technology systems, and any failure, disruption, interruption, malfunction or other issue with respect to such systems could have a material adverse effect on our business and results of operations.

In connection with the Separation, ADS agreed to indemnify us for certain liabilities and we agreed to indemnify ADS for certain liabilities. If we are required to act under these indemnities to ADS or ADS is unable to satisfy any indemnification obligation to us in the future, our financial results may be adversely impacted.

Pursuant to the Separation and Distribution Agreement and other agreements with ADS, ADS has agreed to indemnify us for certain liabilities, and we agreed to indemnify ADS for certain liabilities, as disclosed in our registration statement on Form 10. Payments that we may be required to provide under indemnities to ADS are not subject to any cap, may be significant and could negatively affect our business, particularly under indemnities relating to our actions that could affect the tax-free nature of the Separation. Third parties could also seek to hold us responsible for any liabilities that ADS has agreed to retain, and under certain circumstances, we may be subject to continuing contingent liabilities of ADS following the Separation that arise relating to the operations of our business during the time that it was a business segment of ADS prior to the Separation, such as certain tax liabilities which relate to periods during which taxes of our business were reported as a part of ADS; any liabilities retained by ADS which relate to contracts or other obligations entered into jointly by our business and ADS’ retained business; and any liabilities arising from third-party claims in respect of contracts in which both ADS and our business supply goods or provide services. If ADS is unable to satisfy any indemnification obligation to us, or we are subject to continuing contingent liabilities of ADS, our financial results may be adversely impacted.

If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely, or prevent or detect fraud, which could have a material adverse effect on our business and the market price of our securities.

Beginning with our annual report for the fiscal year ended December 31, 2022, our management is required to undertake an annual assessment of the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and include a report on these internal controls in the annual reports we will file with the SEC on Form 10-K. Due to our “emerging growth company” status as defined in the Jumpstart Our Business Startups Act, or JOBS Act, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls until the later of our second annual report following the completion of the Separation or the date we no longer qualify as an “emerging growth company,” which could occur as early as December 31, 2022 under the parameters set out below.

We will cease to be an emerging growth company upon the earliest to occur of the following: (i) December 31, 2026 (the last day of the fiscal year following the fifth anniversary of the Separation); (ii) the last day of the fiscal year with at least $1.07 billion in annual revenue; (iii) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report, and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our then-most recently completed second fiscal quarter; or (iv) the date on which we have issued more than $1 billion of non-convertible debt during the prior three-year period.

If management and/or our independent registered public accounting firm determines that our internal control over financial reporting is not effective, our ability to accurately and timely report our financial position could be impacted, which could mean that our controls are not sufficient to prevent or detect fraudulent activity, result in late filings of our annual and quarterly reports under the Exchange Act, require restatements of our consolidated financial statements, and lead to loss of investor confidence, a decline in our stock price, investigations by Nasdaq, the SEC or other regulatory authorities, and/or suspension or delisting of our common stock from Nasdaq, any of which could have a material adverse effect on our business, financial condition, prospects and results of operations.

After the Separation, we will only have limited access to the insurance policies maintained by ADS for events occurring prior to the Separation and ADS’ insurers may deny coverage to us under such policies.

In connection with the Separation, we entered into agreements with ADS to address several matters associated with the Separation, including insurance coverage. The Separation and Distribution Agreement provides that following the Distribution, Loyalty Ventures will no longer have insurance coverage under ADS insurance policies in connection with events occurring before, as of or after the Distribution, other than coverage for (i) events occurring prior to the Distribution and covered by occurrence-based policies of ADS as in effect as of the Distribution and (ii) events or acts occurring prior to the Distribution and covered by claims-made policies of ADS as in effect as of the Distribution. However, after the Separation, ADS’ insurers may deny coverage to us for losses associated with occurrences prior to the Separation. Accordingly, we may be required to temporarily or permanently bear the costs of such lost coverage, which could adversely impact our financial condition and results of operations.

Our board chair may have actual or potential conflicts of interest because of his position as a director for, and equity ownership in, ADS.

Because of his position as a director for, and equity ownership in, ADS, our board chair may have a conflict of interest when faced with decisions that could have different implications for ADS or us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between ADS and us regarding the terms of the agreements governing the Separation and the relationship thereafter between the companies.

If the Restructuring or Distribution is taxable to ADS as a result of a breach by us of any covenant or representation made by us in the Tax Matters Agreement entered into at the time of the Separation, we will generally be required to indemnify ADS and this indemnification obligation, or the payment thereof, could have a material adverse effect on our financial condition or results of operations.

If the Restructuring, Distribution and/or related transactions fail to qualify as tax-free transactions to ADS and to holders of ADS common stock due to a breach by us (or any of our subsidiaries) of any covenant or representation made by us in the Tax Matters Agreement entered into at the time of the Separation, we will generally be required to indemnify ADS for all tax-related losses suffered by ADS. In addition, we will not control the resolution of any tax contest relating to taxes suffered by ADS in connection with the Separation, and we may not control the resolution of tax contests relating to any other taxes for which we may ultimately have an indemnity obligation under the Tax Matters Agreement. In the event that ADS suffers tax-related losses in connection with the Separation that must be indemnified by us under the Tax Matters Agreement, the indemnification liability, or the payment thereof, could have a material adverse effect on our financial condition or results of operations.

We are subject to significant restrictions on our actions following the Separation to avoid triggering significant tax-related liabilities.

The Tax Matters Agreement entered into at the time of the Separation generally prohibits us from taking certain actions, during the two-year period ending November 5, 2023 (or otherwise pursuant to a “plan” within the meaning of Section 355(e) of the Code), that could cause the Distribution and certain related transactions to fail to qualify as tax-free transactions, including:

●	causing or permitting certain business combinations or transactions to occur;

●	discontinuing the active conduct of our business (within the meaning of Section 355(b)(2) of the Code);

●	selling or otherwise issuing our common stock in certain circumstances;

●	redeeming or otherwise acquiring any of our common stock, other than pursuant to open-market repurchases of less than 20% of our common stock (in the aggregate);

●	amending our certificate of incorporation (or other organizational documents) or taking any other action, whether through a stockholder vote or otherwise, affecting the voting rights of our common stock; and

●	taking any action that could reasonably be expected to cause the Separation and certain related transactions to fail to qualify as tax-free transactions for U.S. federal income tax purposes or for non-U.S. tax purposes.

If we take any of the actions above and such actions result in tax-related losses to ADS, we generally will be required to indemnify ADS for such tax-related losses under the Tax Matters Agreement. Due to these restrictions and indemnification obligations under the Tax Matters Agreement, we may be limited in our ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in our best interests. Also, our potential indemnity obligation to ADS might discourage, delay or prevent a change of control that our stockholders may consider favorable.

Information Technology, Cybersecurity, Privacy, Regulatory and Other Legal Risks

Loss of data center or cloud computing capacity, interruption due to cyber-attacks, loss of network connectivity or inability to utilize proprietary software of third-party vendors could affect our ability to timely meet the needs of our sponsors, collectors, clients and their customers.

In order to provide many of our services and other business purposes, we must be able to store, retrieve, process and manage large amounts of employee, sales and consumer data, including personally identifiable or other similar information in certain instances, as well as periodically expand and upgrade our technology capabilities. Our ability, and that of our third-party service providers, to protect our data centers against damage, loss or performance degradation from fire, power loss, network failure, cyber-attacks, including ransomware or denial of service attacks, and other disasters is critical. Any damage to our data centers or cloud computing environments, or those of our third-party service providers, any failure of our network links that interrupts our operations or any impairment of our ability to use our software or the proprietary software of third-party vendors, including impairments due to cyber-attacks, could adversely affect our ability to meet the needs of our sponsors, collectors, clients and their customers as well as their confidence in utilizing us for future services.

Failure to safeguard data could affect our reputation and may expose us to legal claims.

Information security risks for those businesses like us that hold and rely on large amounts of data continue to increase. Although we have extensive physical and cyber security controls and associated procedures, our networks have in the past been, and in the future may be, subject to unauthorized access or access attempts. In such instances of unauthorized access or access attempts, the integrity of our data has been and may again be affected. Should our sponsors, collectors, clients or their customers, have security and privacy concerns that lead them to resist providing the personal data necessary to support our loyalty and marketing programs, our business would be negatively impacted. In addition, any unauthorized release of consumer information or any public perception that we released consumer information without authorization could subject us to legal claims or regulatory enforcement actions.

Legislation relating to consumer privacy and data security may affect our ability to collect data that we use in providing our loyalty and marketing services, which, among other things, could negatively affect our ability to satisfy our sponsors’ or clients’ needs.

Data protection and consumer privacy laws and regulations continue to evolve, increasing restrictions on our ability to collect and disseminate collector or customer information. In addition, the enactment of new or amended legislation or industry regulations pertaining to consumer or public or private sector privacy issues could have a material adverse impact on our marketing services, including placing restrictions upon the collection, sharing and use of information that is currently legally permissible.

In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, requires an organization to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, consumer personal information may be used only for the purposes for which it was collected. We allow our customers to voluntarily “opt-

out” from receiving either one or both promotional and marketing mail or promotional and marketing electronic mail. Heightened consumer awareness of, and concern about, privacy may result in customers “opting-out” at higher rates than they have historically. This would mean that a reduced number of customers would receive bonus and promotional offers and therefore those customers may collect fewer AIR MILES reward miles. The Government of Canada has indicated its intention to modernize PIPEDA. Similarly, several Canadian provinces are in process or intend to amend other existing or newly introduced privacy legislation affecting the private sector.

Canada’s Anti-Spam Legislation, or CASL, may restrict our ability to send “commercial electronic messages,” defined to include text, sound, voice and image messages to email, or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. CASL requires, in part, that a sender have consent to send a commercial electronic message and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender.

On May 25, 2018, the General Data Protection Regulation, or GDPR, a European Union-wide legal framework to govern data collection, use and sharing and related consumer privacy rights came into force. The GDPR replaced the European Union Directive 95/46/EC and applies to and binds the EU Member States and the European Economic Area countries, which includes a total of 30 countries. The GDPR details greater compliance obligations on organizations, including the implementation of a number of processes and policies around data collection and use. These, and other terms of the GDPR, could limit our ability to provide services and information to our customers. In addition, the GDPR includes significant penalties for non-compliance.

In general, the GDPR, and other European Union and Member State specific privacy and data governance laws, could also lead to adaptation of our technologies or practices to satisfy local privacy requirements and standards that may be more stringent than in the U.S. Similarly, it is possible that in the future, U.S. and foreign jurisdictions may adopt legislation or regulations that impair our ability to effectively track consumers’ use of our advertising services, such as the FTC’s proposed “Do-Not-Track” standard or other legislation or regulations similar to EU Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” which directs EU Member States to ensure that accessing personal information on an internet user’s computer, such as through a cookie, is allowed only if the internet user has given his or her consent. The ePrivacy Regulation, which is expected to replace the Cookie Directive, seeks to enhance security and confidentiality of communications, including the processing of metadata by companies, as well as define clearer rules applicable to tracking technologies such as cookies. Currently in tri-logue negotiations in the European Parliament, the ePrivacy Regulation could be in force by 2024. Further, changes in technology from technology manufacturers and web browser providers, like Apple and Google, may also impact our tracking abilities and advertising services.

In July 2020, the Court of Justice of the European Union, or CJEU, ruled the EU-US Privacy Shield Framework, one of the primary safeguards that allowed U.S. companies to import personal data from the EU to the U.S., was invalid. The CJEU’s decision also raised questions about whether the most commonly used mechanism for cross-border transfers of personal data out of the European Economic Area, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from the EU to the U.S. or other third countries the European Commission has determined do not provide adequate data protections under their laws. On June 4, 2021, the European Commission adopted new Standard Contractual Clauses, which impose on companies’ additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. If we elect to rely on the new Standard Contractual Clauses for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and to comply with new obligations. If we are unable to implement a valid mechanism for personal data transfers from the EU, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from the EU. Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in the EU will likely also arise in other jurisdictions that adopt regulatory frameworks of equivalent complexity.

On January 31, 2020, the United Kingdom left the European Union and entered into a Brexit transition period. Following December 31, 2020, and the expiry of transitional arrangements between the UK and EU, the data protection obligations provided in the GDPR continue to apply to UK-related processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EU; the current European Commission adequacy decisions for UK data transfers extends through June 27, 2025 with the potential to be extended for an additional four years.

Other countries outside of the European Economic Area, such as Russia, Brazil and China, have also enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our businesses. For example, Brazil enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD)(Law No. 13,709/2018), which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the GDPR.

In the United States, the federal Do-Not-Call Implementation Act makes it more difficult to telephonically communicate with prospective and existing customers. Similar measures were implemented in Canada beginning September 1, 2008. Regulations in both the United States and Canada give consumers the ability to “opt out,” through a national do-not-call registry and state do-not-call registries, of having telephone solicitations placed to them by companies that do not have an existing business relationship with the consumer. In addition, regulations require companies to maintain an internal do-not-call list for those who do not want the companies to solicit them through telemarketing. These regulations could limit our ability to provide services and information to our clients. Failure to comply with these regulations could have a negative impact on our reputation and subject us to significant penalties. Further, the Federal Communications Commission has approved interpretations of rules related to the federal Telephone Consumer Protection Act defining robo-calls broadly, which may affect our ability to contact customers and may increase our litigation exposure.

In the United States, the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 restricts our ability to send commercial electronic mail messages, the primary purpose of which is advertising or promoting a commercial product or service, to customers and prospective customers. The act requires that a commercial electronic mail message provide the customers with an opportunity to opt-out from receiving future commercial electronic mail messages from the sender.

In the United States, California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA provides individual privacy rights for California consumers and places increased privacy and security obligations on entities handling certain personal data of consumers and households. The CCPA requires disclosures to consumers about companies’ data collection, use and sharing practices; provides consumers ways to opt-out of certain sales or transfers of personal information; and provides consumers with additional causes of action. The CCPA prohibits companies from discriminating against consumers who have opted out of the sale of their personal information, subject to a narrow exception. The CCPA provides for certain monetary penalties and for enforcement of the statute by the California Attorney General or by consumers whose rights under the law are not observed. It also provides for damages, as well as injunctive or declaratory relief, if there has been unauthorized access, theft or disclosure of personal information due to failure to implement reasonable security procedures.

In November 2020, California voters passed Proposition 24, known as the California Privacy Rights Act or CPRA. The CPRA, which will amend existing CCPA requirements, and goes into effect in most meaningful respects on January 1, 2023 with a one-year lookback period, includes limitations on the sharing of personal information for cross context behavioral advertising and the use of “sensitive” personal information; the creation of a new correction right; and the establishment of a new agency to enforce California privacy law.

The enactment of the CCPA is prompting similar legislative developments in other states in the United States, creating the potential for a patchwork of overlapping but different state laws. These developments could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, and in June 2021, Colorado passed the Colorado Privacy Act, comprehensive privacy statutes that share similarities with the CCPA and CPRA and are set to become effective on January 1, 2023 and July 1, 2023, respectively. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of consumer data for marketing purposes or otherwise, and there remains increased interest at the federal level as well, including two federal privacy regulations introduced in Congress in late 2020.

In addition to the jurisdictions noted above, there is also rapid development of new privacy laws and regulations elsewhere around the globe, including amendments of existing data protection laws, to the scope of such laws and penalties for noncompliance. Failure to comply with these international data protection laws and regulations could have a negative impact on our reputation and subject us to significant penalties.

While all 50 U.S. states and the District of Columbia have enacted data breach notification laws, there is currently no such U.S. federal law generally applicable to our businesses. Data breach notification legislation and regulations relating to mandatory reporting came into force in Canada on November 1, 2018. Data breach notification laws have been proposed widely and exist in other specific countries and jurisdictions in which we conduct business. Legislative and regulatory measures, such as mandatory breach notification provisions, impose, among other elements, strict requirements on reporting time frames and providing notice to individuals.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify or restrict our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, damages, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Legislation relating to consumer protection may affect our ability to provide our loyalty and marketing services, which, among other things, could negatively affect our ability to satisfy our sponsors’ and clients’ needs.

The enactment of new or amended legislation or industry regulations pertaining to consumer protection, or any failure to comply with such changes, could have a material adverse impact on our loyalty and marketing services. Such changes could result in a negative impact to our reputation, an adverse effect on our profitability or an increase in our litigation exposure.

For example, Ontario’s Protecting Rewards Points Act (Consumer Protection Amendment), 2016, and additional related regulations, prohibit suppliers from entering into or amending consumer agreements to provide for the expiry of rewards points due to the passage of time alone, while permitting the expiry of rewards points if the underlying consumer agreement is terminated and that agreement provides that reward points expire upon termination. Similar legislation pertaining to the expiry of rewards points due to the passage of time alone is also in effect in Quebec as well as limitations on changes to the valuation of rewards points.

Our failure to protect our intellectual property rights may harm our competitive position, and litigation to either protect our intellectual property rights or defend against third party allegations of infringement or license violations for which we may owe an indemnity may be costly, any of which could negatively impact our business, results of operations and profitability.

Third parties may infringe or misappropriate our trademarks or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. The actions we take to protect our trademarks and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. Third parties may also assert claims for infringement or violation of the terms of a license agreement to which we are a party against us, including claims for which we are required to indemnify the licensor. Any claims and an adverse determination in any resulting litigation could subject us to significant liability for damages and require us to either design around a third party’s patent or license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of our time and resources. Further, our competitors or other third parties may independently design around or develop similar technology, or otherwise duplicate our services or products in a way that would preclude us from asserting our intellectual property rights against them. In addition, our contractual arrangements may not effectively prevent disclosure of our intellectual property or confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure, any of which could result in liability to us and negatively impact our business, results of operations, financial condition and profitability.

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses, any of which could be material to our results of operations, financial condition and cash flows.

We are involved, from time to time, in litigation, other legal claims, regulatory actions or other proceedings or actions by governmental authorities involving matters associated with or incidental to our business in the ordinary course, including, among other things, matters involving customer or vendor disputes, breaches of contractual obligations, class actions or purported class actions, trademark and other intellectual property protection and licensing disputes, import/export regulations, taxation, and employment matters. The resolution of currently pending matters could subject us to significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished earnings and damage to our reputation. We contest liability and/or the amount of damages as appropriate in each pending matter. The outcome of pending and future matters could be material to our results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period.

We are subject to risks related to our international operations.

We maintain significant operations internationally, operating in approximately 45 countries. As of December 31, 2021, substantially all of our revenues and long-lived assets were attributable to our operations outside the United States. Our international operations are subject to many risks and uncertainties, including:

●	fluctuations in foreign currency exchange rates, which have affected and may in the future affect our results of operations, reported earnings, the value of our foreign assets, the relative prices at which we and foreign competitors offer solutions in the same markets and the cost of certain inventory and non-inventory items required by our operations;

●	changes in foreign laws, regulations and policies, including restrictions on foreign investment, trade, import and export license requirements, quotas, trade barriers and other protection measures imposed by foreign countries, as well as changes in U.S. laws and regulations relating to tariffs and taxes, foreign trade and investment by our international operations;

●	lack of a developed legal system, elevated levels of corruption, strict currency controls, adverse tax consequences or foreign ownership requirements, difficult or lengthy regulatory approvals, or lack of enforcement for non-compete agreements in certain jurisdictions;

●	difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex, and potentially conflicting, domestic and international laws, treaties and regulations, including the European Union’s GDPR, the U.S. Foreign Corrupt Practices Act (“FCPA”), Canada’s Corruption of Foreign Public Officials Act (“CFPOA”), the U.K. Bribery Act 2010 (“UKBA”) and different regulatory structures and changes in regulatory environments;

●	potentially reduced protection for, and difficulty enforcing, intellectual property rights, especially in jurisdictions that do not respect and protect intellectual property rights to the same extent as the United States;

●	failure to effectively and immediately implement processes and policies across our diverse operations and employee base;

●	adverse weather conditions, social, economic and geopolitical conditions, such as the current political instability involving Russia and the Ukraine, environmental hazards, natural disasters, terrorist attacks, war or other military action or violent revolution;

●	significant health hazards or pandemics, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in certain areas;

●	industry and contractual standards that are specific by region and which may generate different or additional business risk to operate; and

●	disruption due to labor disputes.

We are also subject to the interpretation and enforcement by governmental agencies of international laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, import and export license requirements, privacy and data protection laws, and tariffs and taxes, which may require us to adjust our operations in certain markets where we do business. We face legal and regulatory risks in all jurisdictions where we operate; in particular, we cannot predict with certainty the outcome of various contingencies or the impact that pending or future legislative and regulatory changes may have on our business.

Furthermore, our extensive international operations may result in violations, or allegations of violations, of the FCPA, UKBA or CFPOA and similar international anti-bribery laws, which could adversely affect our reputation and business. These laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business. As part of our business, we or our partners may do business with state-owned enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA, UKBA or CFPOA. There can be no assurance that our policies, procedures, training and compliance programs will effectively prevent violation of all U.S. and international laws and regulations with which we are required to comply. Violations of such laws and regulations, or any of the other factors outlined above, could subject us to penalties that could adversely affect our reputation, business, financial condition or results of operations.

Market Risk

The market price and trading volume of our common stock may be volatile, and our stock price could decline.

The market price of our common stock has fluctuated significantly and, in the future, may be subject to similar fluctuations due to a number of factors, many of which are beyond our control, including:

●	Fluctuations in our quarterly or annual earnings results or those of other companies in our industry;

●	Failures of our operating results to meet the estimates of securities analysts or the expectations of our stockholders, or changes by securities analysts in their estimates of our future earnings;

●	Announcements by us or our sponsors, clients, suppliers or competitors;

●	Changes in market valuations or earnings of other companies in our industry;

●	Changes in laws or regulations which adversely affect our industry or us;

●	General economic, industry and stock market conditions;

●	Future significant sales of our common stock by our stockholders or the perception in the market of such sales;

●	Future issuances of our common stock by us; and

●	The other factors described in these “Risk Factors” and elsewhere in this annual report.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

The trading market for our common stock may also be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth company status will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive when we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Future issuance or sales of our common or preferred stock, or the perception that such future issuances or sales could occur, may adversely affect the market price of our common and such events may be dilutive to existing stockholders.

As of February 18, 2022, we had an aggregate of 172,452,206 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders for acquisitions, strategic investments, capital market transactions or otherwise. We have reserved 2,962,557 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plan, of which 26,309 shares have been issued and 771,949 shares are issuable upon vesting of restricted stock units as of February 18, 2022. In addition, ADS holds 19% of outstanding shares as of February 18, 2022 and has the right to require us to register the resale of those shares on a registration statement pursuant to registration rights granted in connection with the Separation. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the ownership interests of existing stockholders.

In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, powers, preferences and relative, participating, optional and other rights, and such qualifications, limitations or restrictions as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions.

Similarly, the repurchase or redemption rights or dividend, distribution or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock. Designation and issuance of one or more classes or series of preferred stock could adversely affect the market price of our common stock.

Our common stock is and will be subordinate to all of our future indebtedness and any preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any class or series of preferred stock that our board of directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred stockholders, if any.

We cannot assure you that our board of directors will declare dividends in the foreseeable future.

We do not currently intend to pay any cash dividends on our capital stock for the foreseeable future. The declaration and payment of dividends, if any, will always be subject to the discretion of our board of directors. The timing and amount of any dividends declared will depend on, among other things, our earnings, financial condition, cash requirements and availability, our ability to obtain debt and equity financing on acceptable terms as contemplated by our growth strategy and the terms of our outstanding indebtedness. We may incur expenses or liabilities or be subject to other circumstances in the future that reduce or eliminate the amount of cash that we have available for distribution as dividends, including as a result of the risks described herein.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and certain provisions of Delaware law could delay or prevent a change in control.

The existence of certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could discourage, delay or prevent a change in control that a stockholder may consider favorable. These include provisions:

●	providing for a classified board of directors (until after our seventh annual meeting in 2029);

●	providing that our directors may be removed by our stockholders only for cause while our board is classified, and that removal of our directors without cause thereafter must be approved by the holders of not less than a majority of our total voting power;

●	providing the right to our board of directors to issue one or more classes or series of preferred stock without stockholder approval;

●	authorizing a large number of shares of stock that are not yet issued, which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us;

●	prohibiting stockholders from calling special meetings of stockholders (until after our seventh annual meeting in 2029) or taking action by written consent; and

●	establishing advance notice and other requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted on by stockholders at an annual stockholder meeting.

These provisions could delay or prevent an acquisition that our board of directors determines is not in our and our stockholders’ best interests. We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended, however, to make us immune from a takeover, and apply even if a takeover offer may be considered beneficial by some stockholders.

A limited number of stockholders report ownership of a significant amount of our common stock. These stockholders may have interests that conflict with ours and, if they were to act together, may be able to control the election of directors and the approval of significant corporate transactions, including a change in control.

Pursuant to the information provided in various filings with the SEC on Schedules 13D or 13G and amendments thereto, as of February 18, 2022, there are 5 separate groups of affiliated entities that beneficially own, in the aggregate, approximately 52% of our outstanding common stock. Pursuant to the IRS’ private letter ruling received by ADS as a condition to completion of the Separation, ADS will vote its Loyalty Ventures common stock in the same proportion as the votes cast in respect of the common stock not owned by ADS on any matter presented for a vote of Loyalty Ventures’ stockholders. At the time of the Separation, ADS retained 19% ownership of Loyalty Ventures’ common stock. These stockholders, if acting together, may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate actions, including a change in control. These stockholders may have interests that conflict with our interests or those of other stockholders. In addition to the charter provisions noted above, this concentration of ownership may prevent any other holder or group of holders of our common stock from being able to affect the way we are managed or the direction of our business. Accordingly, this concentration of ownership could adversely affect the prevailing market price of our common stock. Further, for corporate tax purposes, a corporation is considered to undergo “an ownership change” if, as a result of changes in the stock ownership by “5-percent shareholders” or as a result of certain reorganizations, the percentage of the corporation’s stock owned by those 5-percent shareholders increases by more than 50 percentage points over the lowest percentage of stock owned by those shareholders at any time during the prior three-year testing period. If a corporation undergoes an “ownership change,” Internal Revenue Code Section 382 limits the corporation’s right to use its net operating losses, or NOLs, each year thereafter to an annual percentage of the fair market value of the corporation at the time of the ownership change.

Our amended and restated certificate of incorporation designates Delaware as the exclusive forum for certain litigation that may be initiated by any stockholder and will contain an exclusive federal forum provision for certain claims under the Securities Act, which may limit the market or market price for our common stock.

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, a state court located within the state of Delaware (or, if no state court located within the state of Delaware has jurisdiction, the federal court for the district of Delaware) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our directors or officers or other employees or agents to us or to our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty; (iii) any action asserting a claim against us or any of our directors or officers or other employees or agents arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws; (iv) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the Delaware General Corporation Law. Our amended and restated certificate of incorporation provides that the foregoing Delaware exclusive forum provisions do not apply to any action asserting claims under the Exchange Act or the Securities Act. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and limit the market or market price of our common stock.

For claims brought under the Securities Act, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our amended and restated certificate of incorporation will provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). Application of our Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

The Federal Forum Provision described above is intended to apply to the fullest extent permitted by law. However, the enforceability of forum selection provisions in the governing documents of other companies has been challenged in legal proceedings, and it is possible that a court could find the Federal Forum Provision to be inapplicable or unenforceable with respect to actions arising under the Securities Act.

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

As of December 31, 2021, we lease approximately 28 general office properties worldwide, comprised of approximately 1.1 million square feet. We have entered into a lease agreement for our future corporate headquarters in Dallas, Texas, which is expected to commence in the second quarter of 2022. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

		Approximate		Lease
Location	Segment	Square Footage		Expiration Date
Toronto, Ontario, Canada	AIR MILES Reward Program	205,525	(1)	March 31, 2033
Den Bosch, Netherlands	BrandLoyalty	132,482		December 31, 2033
Maasbree, Netherlands	BrandLoyalty	668,923		September 1, 2033

(1)	Includes square footage of subleased portion.

We believe that our existing facilities and offices are appropriate to meet our current requirements. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

Item 3.       Legal Proceedings

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

Item 4.       Mine Safely Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Stock Market and trades under the symbol “LYLT”.

Holders

As of February 18, 2022, there were 24,611,546 shares of our common stock outstanding, and there were 87 holders of record of our common stock.

Dividends

We do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to pay down our outstanding indebtedness and fund the development and expansion of our business. The declaration and amount of any dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, cash flows, capital requirements of our business, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors the board of directors deems relevant. In addition, our ability to pay cash dividends on our capital stock may be limited by the terms of any future debt or preferred securities we issue or any credit facilities we enter into.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(Dollars in thousands)
During 2021:
October 1-31	—	$—	—	$—
November 1-30	—	—	—	—
December 1-31	—	—	—	—
Total	—	$—	—	$—

Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on our common stock since November 8, 2021, the day “regular-way” trading of Loyalty Ventures’ common stock began on the Nasdaq Stock Market, with the cumulative total return over the same period of (1) the Nasdaq Composite Index and (2) the peer group. The peer group selected is based on the standard industrial classification codes (“SIC Code”) established by the U.S.

Government. The index chosen was “Services – Business Services” and comprises all publicly traded companies having the same SIC Code (7389) as Loyalty Ventures.

Pursuant to rules of the SEC, the comparison assumes $100 was invested on November 8, 2021 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.

	11/8/2021	11/30/2021	12/31/2021
Loyalty Ventures Inc.	$100.00	$58.48	$61.27
NASDAQ Composite Index	100.00	100.33	101.08
SIC Code 7389 – Services – Business Services	100.00	82.27	80.95

Our future filings with the SEC may “incorporate information by reference,” including this Form 10-K. Unless we specifically state otherwise, this Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 6.       [Reserved].

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of tech-enabled, data-driven consumer loyalty solutions. Our solutions are focused on helping partners achieve their strategic and financial objectives, from increased consumer basket size, shopper traffic and frequency and digital reach to enhanced program reporting and analytics. We help financial services providers, retailers and other consumer-facing businesses create and increase customer loyalty across multiple touch points from traditional to digital to mobile and emerging technologies. We own and operate the AIR MILES® Reward Program, Canada’s most recognized loyalty program, and BrandLoyalty, a leading global provider of campaign-based loyalty solutions for grocers and other high-frequency retailers.

Spinoff of the LoyaltyOne Segment

On October 13, 2021, the Board of Directors of ADS approved the previously announced Separation of its LoyaltyOne segment, consisting of the Canadian AIR MILES® Reward Program and BrandLoyalty businesses, into an independent, publicly traded company. On November 5, 2021, the date of the Separation, 81% of the outstanding shares of Loyalty Ventures were distributed pro rata based on the outstanding shares of ADS common stock at the close of business on the record date of October 27, 2021, with ADS retaining the remaining 19% of the outstanding shares of Loyalty Ventures. Additionally, Loyalty Ventures made a cash distribution of $750.0 million to ADS on November 3, 2021, as part of the Separation.

Basis of presentation

Prior to the Separation, we have historically operated as part of ADS and not as a standalone company. The combined financial statements for the periods prior to the Separation date of November 5, 2021 have been derived from ADS’ historical accounting records and are presented on a carve-out basis. The financial statements after the Separation date of November 5, 2021 represent the consolidated financial statements of Loyalty Ventures. Our consolidated and combined financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All revenues and expenses as well as assets and liabilities directly associated with the business activity of the Loyalty Ventures business are included in the consolidated and combined financial statements. The consolidated and combined financial statements also include allocations of certain general and administrative expenses from ADS. ADS corporate overhead costs that directly or indirectly benefited Loyalty Ventures’ business were allocated through the date of the spinoff and for the years ended December 31, 2021, 2020 and 2019. The allocated amounts included in general and administrative expense within our consolidated and combined statements of income were $12.6 million, $14.3 million and $14.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. These allocations relate to information technology, finance, accounting, tax services, human resources, and other functional support. These allocations were determined based on management estimates on the number of employees and non-employee costs associated with the use of these functions by us and may not be indicative of the costs that we would otherwise incur on a standalone basis or had we operated independently of ADS.

ADS’ third-party long-term debt and the related interest expense have not been allocated for any of the periods presented as Loyalty Ventures was not the legal obligor of such debt. Refer to Note 1, “Description of Business, Spinoff and Basis of Presentation,” to our consolidated and combined financial statements for additional information on the carve-out basis of accounting.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated and combined financial statements may not be indicative of future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had we operated as an independent, publicly traded company during the periods presented, particularly because of changes we expect to experience in the future as a result of the Separation, including changes in the financing, cash management, operations, cost structure and personnel needs of our business.

COVID-19

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

The effects of the COVID-19 pandemic continue to negatively impact our results of operations and certain key metrics. AIR MILES reward miles issuances declined 6% due to the impact of related government restrictions and closures impacting collector spend and the nonrenewal of certain sponsor contracts in the first quarter of 2021. Redemptions increased 12% due to an increase in redemptions for travel, including the reopening of the US border for non‐essential travel prior to the emergence of the omicron variant in the fourth quarter. Merchandise redemptions continue to perform well in the current environment. With respect to BrandLoyalty, the decline in revenue and adjusted EBITDA was mainly attributed to a decline in programs in market across most regions due to the impact of COVID-19 and supply chain disruptions. Shortages in production capacity in Europe due to insufficient staff availability led to lower than estimated campaign performance and revenue decline. As a result of the ongoing impact of the COVID-19 pandemic, in the fourth quarter of 2021, we determined that it was more likely than not that the fair value of the BrandLoyalty reporting unit was below its carrying value, and performed an interim impairment test. Based on the results, we recognized a non-cash, goodwill impairment charge of $50.0 million.

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

Consolidated and Combined Results of Operations

	Years Ended December 31,			% Change
				2021 to	2020 to
	2021	2020	2019	2020	2019

	(in thousands, except percentages)
Revenues
Redemption, net	$444,395	$473,067	$637,321	(6)%	(26)%
Services	269,073	264,050	367,647	2	(28)
Other	21,839	27,689	28,163	(21)	(2)
Total revenue	735,307	764,806	1,033,131	(4)	(26)
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	573,246	587,615	847,552	(2)	(31)
General and administrative	20,011	14,315	14,823	40	(3)
Depreciation and other amortization	34,944	28,988	32,152	21	(10)
Amortization of purchased intangibles	1,740	48,953	48,027	(96)	2
Goodwill impairment	50,000	—	—	nm *	nm *
Total operating expenses	679,941	679,871	942,554	—	(28)
Operating income	55,366	84,935	90,577	(35)	(6)
Gain on sale of a business	—	(10,876)	—	nm *	nm *
Interest expense (income), net	5,534	(834)	2,335	(764)	(136)
Income before income taxes and (income) loss from investment in unconsolidated subsidiaries	49,832	96,645	88,242	(48)	10
Provision for income taxes	52,175	21,324	11,331	145	88
(Income) loss from investment in unconsolidated subsidiaries – related party, net of tax	(4,067)	246	1,681	(1,753)	(85)
Net income	$1,724	$75,075	$75,230	(98)%	—%

Key Operating Metrics (in millions):
AIR MILES reward miles issued	4,670.2	4,963.8	5,511.1	(6)%	(10)%
AIR MILES reward miles redeemed	3,507.3	3,127.8	4,415.7	12%	(29)%
Supplemental Information:
Average CAD to USD foreign currency exchange rate	0.80	0.75	0.75	7%	(1)%
Average EUR to USD foreign currency exchange rate	1.18	1.14	1.12	4%	2%
*	not meaningful

Year ended December 31, 2021 compared to the year ended December 31, 2020

Revenue. Total revenue decreased $29.5 million, or 4%, to $735.3 million for the year ended December 31, 2021 from $764.8 million for the year ended December 31, 2020. The net decrease in revenue was due to the following:

●	Redemption. Redemption revenue is recognized at the point in time when the customer redeems for a reward. Revenue decreased $28.7 million, or 6%, to $444.4 million for the year ended December 31, 2021 as redemption revenue from our campaign-based loyalty programs decreased $29.5 million due to a decline in programs in market across most regions due to the impact of COVID-19 and supply chain disruptions. In response to COVID-19, certain of our clients have delayed their campaign-based loyalty programs.
●	Services. Service revenue is associated with the overall management of the loyalty programs and is generally recognized over time. Revenue increased $5.0 million, or 2%, to $269.1 million for the year ended December 31, 2021 due to the favorable impact of foreign currency exchange rates.

●	Other. Other revenue includes investment income and other ancillary revenue earned. Revenue decreased $5.9 million, or 21%, to $21.8 million for the year ended December 31, 2021, due to a decline in ancillary revenue associated with surplus inventory in our BrandLoyalty segment.

Cost of operations. Cost of operations decreased $14.4 million, or 2%, to $573.2 million for the year ended December 31, 2021 as compared to $587.6 million for the year ended December 31, 2020. The decline in the cost of operations was a result of a decrease in the cost of redemptions of $27.4 million resulting from the decrease in redemption revenue noted above, offset in part by $13.2 million in costs associated with the Separation.

General and administrative. General and administrative expenses increased $5.7 million, or 40%, to $20.0 million for the year ended December 31, 2021, as compared to $14.3 million for the year ended December 31, 2020, due to an increase in payroll and benefits and $4.5 million in certain costs associated with the Separation, of which $4.0 million represented the write-off of an indemnification asset established as part of the Tax Matters Agreement.

Depreciation and other amortization. Depreciation and other amortization increased $6.0 million, or 21%, to $34.9 million for the year ended December 31, 2021, as compared to $29.0 million for the year ended December 31, 2020 due to additional capitalized software assets placed into service for digital investments for the AIR MILES Reward Program segment.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $47.2 million, or 96%, to $1.7 million for the year ended December 31, 2021, as compared to $49.0 million for the year ended December 31, 2020, due to the fully amortized customer contracts in our BrandLoyalty segment.

Goodwill impairment. As a result of the ongoing impact of the COVID-19 pandemic, in the fourth quarter of 2021, we determined that it was more likely than not that the fair value of the BrandLoyalty reporting unit was below its carrying value, and performed an interim impairment test. Based on the results, we recognized a non-cash, goodwill impairment charge of $50.0 million.

Gain on sale of a business. In January 2020, ADS sold Precima, a provider of retail strategy and customer data applications, resulting in a pre-tax gain of $10.9 million.

Interest expense (income), net. Total interest expense, net increased $6.4 million to $5.5 million for the year ended December 31, 2021 as compared to interest income of $(0.8) million for the year ended December 31, 2020. The increase in interest expense is associated with our $675.0 million in senior secured credit agreement entered in connection with the Separation in November 2021.

Taxes. Provision for income taxes increased $30.9 million, or 145%, to $52.2 million for the year ended December 31, 2021 from $21.3 million for the year ended December 31, 2020. The provision for income taxes for 2021 was negatively impacted by certain transactions associated with the Separation, including Canadian withholding taxes associated with payments to the former parent, non-deductible U.S. expenses and goodwill impairment.

(Income) loss from unconsolidated subsidiaries—related party. The income from unconsolidated subsidiary – related party was $4.1 million for the year ended December 31, 2021 as compared to a loss of $0.2 million for the year ended December 31, 2020. Our investment in our unconsolidated subsidiary, Comenity Canada, L.P., was sold to an affiliate of ADS in August 2021 for $4.1 million and we recognized a gain on sale of unconsolidated subsidiary of $4.1 million.

Year ended December 31, 2020 compared to the year ended December 31, 2019

Refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in of our registration statement on Form 10, filed with SEC on October 13, 2021, for a discussion of our 2020 results compared to 2019, which discussion is incorporated by reference herein.

Use of non-GAAP financial measures

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus (income) loss from investment in unconsolidated subsidiaries — related party, provision for income taxes, interest expense (income), net, depreciation and other amortization, the amortization of purchased intangibles, and stock compensation expense. Adjusted EBITDA excludes the gain on the sale of Precima in 2020, strategic transaction costs, which represent costs for professional services and other costs associated with strategic initiatives, including the spinoff and amounts associated with the Tax Matters and Employee Matters agreement, goodwill impairment, and restructuring and other charges for actions taken in 2019. These costs, as well as stock compensation expense, were not included in the measurement of segment adjusted EBITDA as the chief operating decision maker did not factor these expenses for purposes of assessing segment performance and decision making with respect to resource allocations.

We use adjusted EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management, and we believe it provides useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA is considered an important indicator of the operational strength of our businesses. Adjusted EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of intangible assets, including certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets, such as capital expenditures, investment spending and return on capital and therefore the effects are excluded from adjusted EBITDA. Adjusted EBITDA also eliminates the non-cash effect of stock compensation expense.

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

Adjusted EBITDA presented herein may not be comparable to similarly titled measures presented by other companies and may not be identical to corresponding measures used in our various agreements.

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Net income	$1,724	$75,075	$75,230
(Income) loss from investment in unconsolidated subsidiaries – related party, net of tax	(4,067)	246	1,681
Provision for income taxes	52,175	21,324	11,331
Interest expense (income), net	5,534	(834)	2,335
Depreciation and other amortization	34,944	28,988	32,152
Amortization of purchased intangibles	1,740	48,953	48,027
Stock compensation expense	6,259	7,017	9,076
Gain on sale of a business, net of strategic transaction costs (1)	—	(7,816)	—
Goodwill impairment	50,000	—	—
Strategic transaction costs (2)	17,682	329	981
Restructuring and other charges (3)	—	108	50,780
Adjusted EBITDA	$165,991	$173,390	$231,593
(1)	Represents gain on sale of Precima in January 2020, net of strategic transaction costs. Precima was included in our AIR MILES Reward Program segment. See Note 5, “Disposition,” of the Notes to Consolidated and Combined Financial Statements for the year ended December 31, 2021 for additional information.
(2)	Represents costs associated with strategic initiatives, including costs associated with the Separation, which were comprised of consent fees, amounts associated with the employee and tax matters agreements, and professional services.
(3)	Represents costs associated with restructuring or other exit activities for actions taken in 2019. See Note 13, “Restructuring and Other Charges,” of the Notes to Consolidated and Combined Financial Statements for the year ended December 31, 2021 for additional information.

	Years Ended December 31,			% Change
	2021	2020	2019	2021 to 2020	2020 to 2019

	(in thousands, except percentages)
Revenue:
AIR MILES Reward Program	$284,744	$277,121	$384,021	3%	(28)%
BrandLoyalty	450,609	487,685	649,110	(8)	(25)
Eliminations	(46)	—	—	nm *	nm *
Total	$735,307	$764,806	$1,033,131	(4)%	(26)%
Adjusted EBITDA:
AIR MILES Reward Program	$147,798	$144,025	$165,168	3%	(13)%
BrandLoyalty	32,112	42,161	79,376	(24)	(47)
Corporate/Other	(13,919)	(12,796)	(12,951)	9	(1)
Total	$165,991	$173,390	$231,593	(4)%	(25)%
*	not meaningful

Year ended December 31, 2021 compared to the year ended December 31, 2020

Revenue. Total revenue decreased $29.5 million, or 4%, to $735.3 million for the year ended December 31, 2021 from $764.8 million for the year ended December 31, 2020. The net decrease was due to the following:

●	AIR MILES Reward Program. Revenue increased $7.6 million, or 3%, to $284.7 million for the year ended December 31, 2021 as revenue was impacted by favorable exchange rates. The sale of Precima in January 2020 resulted in a $1.9 million decrease in revenue.

●	BrandLoyalty. Revenue decreased $37.1 million, or 8%, to $450.6 million for the year ended December 31, 2021, due to a decline in programs in market across most regions due to the impact of COVID-19 and related supply chain disruptions.

Adjusted EBITDA. Adjusted EBITDA decreased $7.4 million, or 4%, to $166.0 million for the year ended December 31, 2021 from $173.4 million for the year ended December 31, 2020. The net decrease was due to the following:

●	AIR MILES Reward Program. Adjusted EBITDA increased $3.8 million, or 3%, to $147.8 million for the year ended December 31, 2021, due to certain cost reductions impacted by COVID 19, such as occupancy and employee engagement costs. For the year ended December 31, 2021, costs of $3.8 million related to the Separation were excluded from adjusted EBITDA. For the year ended December 31, 2020, the $7.8 million gain on the sale of Precima, net of transaction costs, was excluded from adjusted EBITDA.
●	BrandLoyalty. Adjusted EBITDA decreased $10.0 million, or 24%, to $32.1 million for the year ended December 31, 2021 primarily due to the decrease in revenue as discussed above. For the year ended December 31, 2021, $50.0 million of goodwill impairment and costs of $9.4 million associated with the Separation were excluded from adjusted EBITDA.
●	Corporate/Other. Adjusted EBITDA decreased $1.1 million to $(13.9) million for the year ended December 31, 2021 as compared to $(12.8) million for the year ended December 31, 2019 due to an increase in payroll and benefits. For the year ended December 31, 2021, costs of $4.5 million associated with the Separation have been excluded from adjusted EBITDA.

Year ended December 31, 2020 compared to the year ended December 31, 2019

Refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in of our registration statement on Form 10, filed with SEC on October 13, 2021, for a discussion of our 2020 results compared to 2019, which discussion is incorporated by reference herein.

Liquidity and capital resources

Historically, our primary source of liquidity has been cash generated from operating activities. We expanded this source with our new credit facility and may expand these sources with future issuances of debt or equity securities. Our primary uses of cash are for ongoing business operations, repayment of our debt, capital expenditures and investments.

We believe that internally generated funds and other sources of liquidity discussed below will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months. We believe we will meet known or reasonably likely future cash requirements through the combination of cash generated from operating activities, available cash balances and available borrowings through the issuance of third-party debt. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future. In addition, the continued volatility in the financial and capital markets due to COVID-19 may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations and obtain debt or equity financing on acceptable terms.

Cash flow activity for the years ended December 31, 2021, 2020 and 2019

Operating Activities. We generated cash flow from operating activities of $179.6 million, $216.3 million, and $105.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. The decrease in operating cash flows in 2021 of $36.7 million was impacted by lower profitability and a decrease of working capital. In 2020, operating cash flows increased $110.6 million due to decreases in working capital due in most part by COVID-19 impacts in the market.

Investing Activities. Cash used in investing activities was $65.3 million, $65.7 million and $53.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Significant components of investing activities are as follows:

●	Redemption settlement assets, restricted. The cash used from redemption settlement assets, restricted was $51.9. million, $40.7 million, and $9.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. The increase in cash used was attributable to an increase in investments, as AIR MILES reward miles issued were greater than AIR MILES reward miles redeemed.
●	Capital expenditures. Cash paid for capital expenditures was $18.2 million, $24.3 million, and $41.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. In 2022, we plan to invest an incremental $20.0 million to $25.0 million of capital expenditures towards enhancing our Collector-facing digital platforms, while also upgrading our data and analytics capabilities so we can serve our clients better.
●	Proceeds from the sale of investments in unconsolidated subsidiaries — related party. In 2021, we sold our investment in Comenity Canada L.P. for $4.1 million. In 2019, we sold our investment in ICOM Information & Communications L.P. (“ICOM”) to a subsidiary of ADS for $4.0 million.
●	Investments in unconsolidated subsidiaries — related party. We made investments in unconsolidated subsidiaries — related party of $0.7 million and $6.1 million, for the years ended December 31, 2020 and 2019, respectively. We made contributions to Comenity Canada L.P. of $0.7 million for the years ended December 31, 2020, and 2019, respectively. In 2019, we also made a contribution to ICOM of $5.3 million to fund certain losses.
●	Distributions from investment in unconsolidated subsidiary – related party. We received distributions from Comenity Canada L.P of $0.8 million for the year ended December 31, 2021.

Financing Activities. Cash used in financing activities was $216.2 million, $2.6 million, and $42.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In connection with the Separation with ADS, we entered into a senior secured credit facility in the amount of $675.0 million and paid $22.9 million in debt issuance costs. In connection with the Separation, we made a distribution to ADS of $750.0 million, and ADS made a contribution of $5.6 million. In the first quarter of 2021, we also paid a dividend of $124.2 million to ADS, of which $4.2 million was withheld for taxes.

In 2019, a capital contribution of $288.7 million received from ADS was used to repay existing amounts under BrandLoyalty’s credit agreement and amounts owed under certain note payable agreements to subsidiaries of ADS.

Additionally, cash used in financing transactions reflecting transactions with ADS were $4.0 million, $2.6 million, and $28.4 million for the years ended December 31, 2021, 2020, and 2019 respectively.

Debt

Credit Agreement

On November 3, 2021, Loyalty Ventures entered into a senior secured credit agreement that provides a $175.0 million term loan A facility, a $500.0 million term loan B facility, which was issued at 98.0% of the aggregate principal amount, and a revolving credit facility in the maximum amount of $150.0 million, collectively the Credit Agreement. The term loan A and revolving credit facility will mature November 3, 2026. The term loan B will mature November 3,

2027. The proceeds of the term loans were used to finance a portion of the $750.0 million distribution by Loyalty Ventures on November 3, 2021 to ADS in connection with the Separation.

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

As of December 31, 2021, we had $175.0 million and $500.0 million outstanding under the term loan A and B facility, respectively. Availability under the revolving credit facility was $137.5 million, with no borrowings but with $12.5 million in letters of credit outstanding. Our consolidated total leverage ratio, as defined in our Credit Agreement, was under 4 to 1 at December 31, 2021, as compared to the maximum covenant ratio of 5 to 1.

As of December 31, 2021, we were in compliance with our debt covenants.

BrandLoyalty Credit Agreement

In April 2020, BrandLoyalty entered into a new credit agreement that provided for a committed revolving line of credit of €30.0 million, an uncommitted revolving line of credit of €30.0 million, and an accordion feature permitting BrandLoyalty to request an increase in either the committed or uncommitted line of credit up to €80.0 million in aggregate.

In the first quarter of 2021, BrandLoyalty and certain of its subsidiaries, as borrowers and guarantors, amended its credit agreement to extend the maturity date by one year from April 3, 2023 to April 3, 2024. During 2021, no amounts were outstanding under the BrandLoyalty credit agreement, which was terminated in connection with entering into the Credit Agreement.

See Note 15, “Debt,” of the Notes to Consolidated and Combined Financial Statements for additional information regarding our debt.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Our future cash payments associated with our contractual obligations and commitments to make future payments by type and period as of December 31, 2021 are summarized below:

	2022	2023	2024	2025	2026	Thereafter	Total

	(in thousands)
Long-term debt(1)	$82,619	$82,619	$82,619	$82,619	$190,829	$333,333	$854,638
Operating leases	15,073	14,250	13,369	12,841	12,429	77,427	145,389
ASC 740 obligations(2)	—	—	—	—	—	—	—
Purchase obligations(3)	158,389	39,409	32,956	8,065	7,678	—	246,497
Total	$256,081	$136,278	$128,944	$103,525	$210,936	$410,760	$1,246,524
(1)	Long-term debt represents our estimated debt service obligations, including both principal and interest. Interest was based on the interest rates in effect as of December 31, 2021, applied to the contractual repayment period.
(2)	Accounting Standards Codification (“ASC”) 740, “Income Taxes,” obligations do not reflect unrecognized tax benefits of $19.8 million, of which the timing remains uncertain.

(3)	Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. Purchase obligations include inventory or reward purchase commitments, sponsor commitments under our AIR MILES Reward Program, minimum royalty fee guarantees under license agreements, minimum payments under support and maintenance contracts and agreements to purchase other goods and services.

We believe that we will have access to sufficient resources to meet these commitments.

Discussion of critical accounting estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated and combined financial statements, which have been prepared in accordance with accounting policies that are described in the Notes to Consolidated and Combined Financial Statements for the year ended December 31, 2021. The preparation of the consolidated and combined financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our judgments and estimates in determination of our financial condition and operating results. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. The primary critical accounting estimates are described below.

Revenue recognition

AIR MILES Reward Program. The AIR MILES Reward Program collects fees, or consideration, from its sponsors based on the number of AIR MILES reward miles issued and, in limited circumstances, the number of AIR MILES reward miles redeemed. Total consideration from the issuance of AIR MILES reward miles is allocated to three performance obligations: redemption, service, and brand. As the standalone selling price is not directly observable, we estimate the standalone selling price for each performance obligation using either the adjusted market assessment or cost plus a margin approach. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis.

The estimated standalone selling price for the redemption and the service performance obligations are based on cost plus a reasonable margin. The estimated standalone selling price of the brand performance obligation is determined using a relief from royalty approach. Accordingly, management determines the estimated standalone selling price by considering multiple inputs and methods, including discounted cash flows and available market data in consideration of applicable margins and royalty rates to utilize. The margins and royalty rates used in the determination of the fair value have remained relatively consistent for the years ended December 31, 2021, 2020, and 2019.

The number of AIR MILES reward miles issued and redeemed are factored into the estimates, as management estimates the standalone selling prices and volumes over the term of the respective agreements in order to determine the allocation of consideration to each performance obligation delivered. The redemption performance obligation incorporates the expected number of AIR MILES reward miles to be redeemed, and therefore, the amount of redemption revenue recognized is subject to management’s estimate of breakage, or those AIR MILES reward miles estimated to be unredeemed by the collector base. Our AIR MILES reward miles do not expire with the exception of cases of inactivity, which occurs when a collector account has had no transactional activity for 24 consecutive months. Additionally, the estimated life of an AIR MILES reward mile impacts the timing of revenue recognition.

Breakage and the life of an AIR MILES reward mile are based on management’s estimate after viewing and analyzing various historical trends including collector behavior, as well as factors related to a collector’s account and level of engagement that are expected to be indicative of the likelihood of future redemption. We use a statistical model to analyze our breakage estimate and update the model at least annually. We also analyze vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure.

For the years ended December 31, 2021, 2020 and 2019, our estimated breakage rate remained 20%. Our cumulative redemption rate, which represents program to date redemptions divided by program to date issuance, is 69% as of December 31, 2021. We expect the ultimate redemption rate will approximate 80% based on our historical redemption patterns, statistical regression models, and consideration of enacted program changes, as applicable.

For the years ended December 31, 2021, 2020 and 2019, our estimated life of an AIR MILES reward mile remained 38 months. We estimate that a change to the estimated life of an AIR MILES reward mile of one month would impact revenue by approximately $4 million. Any future changes in collector behavior could result in further changes in our estimates of breakage or life of an AIR MILES reward mile.

As of December 31, 2021, we had $1,022.0 million in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 3, “Revenue,” of the Notes to Consolidated and Combined Financial Statements for the year ended December 31, 2021.

Goodwill

We test goodwill for impairment annually, or when events and circumstances change that would indicate the carrying value may not be recoverable.

For the 2021 annual impairment test, we performed a quantitative analysis for the AIR MILES Reward Program and BrandLoyalty reporting units under ADS. The fair value of the reporting units was estimated using a discounted cash flow analysis based on management’s estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. The valuation includes assumptions related to revenue growth and profit performance, capital expenditures, the discount rate and other assumptions that are judgmental in nature. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment. As of the annual impairment test, goodwill for the AIR MILES Reward Program and the BrandLoyalty reporting units was $198.5 million and $527.1 million, respectively, and it was determined there was no impairment of goodwill on these reporting units, as the fair value of each of the AIR MILES Reward Program and BrandLoyalty reporting unit exceeded its carrying value by more than 190% and less than 10%, respectively.

Due to the continued impact of the COVID-19 pandemic, including supply chain disruptions in the fourth quarter of 2021 negatively impacting program performance and issuing revised downward guidance in December 2021, we believed it was more likely than not that the fair value of the BrandLoyalty reporting unit was less than its carrying value, and performed an interim impairment test on the BrandLoyalty reporting unit as of December 31, 2021. To determine the fair value of the BrandLoyalty reporting unit, we utilized an income approach and discounted cash flow model. The most significant estimates and assumptions inherent in the discounted cash flow model were the forecasted revenue growth rate, forecasted margin, the discount rate and the terminal growth rate. These assumptions are unobservable inputs classified as Level 3 under the fair value hierarchy of ASC 820, “Fair Value Measurement.” The projections for revenue and gross margin are based on a multiyear forecast, which reflects a recovery from the COVID-19 pandemic during the forecast period and normalization of supply chain constraints. The discount rate was based on an estimated weighted average cost of capital and a specific risk premium for the BrandLoyalty reporting unit. The components of weighted average cost of capital, which includes the cost of equity and debt, and the specific risk premium, requires judgment by management to estimate. Based on the results of the interim goodwill impairment test, we recorded an impairment charge of $50.0 million, which reduced the goodwill balance of the BrandLoyalty reporting unit by approximately 10%.

The goodwill balances as of December 31, 2021 for the AIR MILES Reward Program and BrandLoyalty reporting units were $194.8 million and $455.2 million, respectively. See Note 11, “Intangible Assets and Goodwill,” of the Notes to Consolidated and Combined Financial Statements for additional information.

As with all assumptions, there is an inherent level of uncertainty and actual results, to the extent they differ from those assumptions, could have a material impact on fair value. For example, a reduction in customer demand would impact our assumed growth rate resulting in a reduced fair value. The loss of a major customer or program could have a significant impact on the future cash flows of the reporting unit(s). Potential events or circumstances could have a negative effect on the estimated fair value. In addition, the COVID-19 pandemic and continuing uncertainty in the macroeconomic environment and future deterioration in the economy could adversely impact our reporting units and result in an additional goodwill impairment charge that could be material.

Allowance for Inventory Obsolescence

We use certain estimates and judgments to value inventory. Inventory is stated at the lower of cost or net realizable value. We review our inventories for excess or obsolete products. Based on an analysis of historical usage, management’s evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete inventory, carrying values are adjusted. The carrying value is reduced regularly to reflect the age and current anticipated product demand. If actual demand differs from the estimates, additional reductions would be necessary in the period such determination is made. Excess and obsolete inventory is periodically disposed of through sale to third parties, scrapping, or other means. A 10% increase or decrease in our estimate of allowance for obsolescence at December 31, 2021 would impact our cost of operations by approximately $1.4 million.

Income taxes

We account for uncertain tax positions in accordance with ASC 740, “Income Taxes.” The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated and combined balance sheets and statements of income. See Note 21, “Income Taxes,” of the Notes to Consolidated and Combined Financial Statements for additional detail on our uncertain tax positions and further information regarding ASC 740.

Recently issued and adopted accounting standards

See “Recently Issued Accounting Standards” under Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated and Combined Financial Statements for the year ended December 31, 2021 for a discussion of certain accounting standards that we have recently adopted and certain accounting standards that we have not yet been required to adopt and may be applicable to our future financial condition, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include foreign currency exchange rate risk and interest rate risk.

Foreign currency exchange rate risk

We are exposed to fluctuations in the exchange rate between primarily the U.S. and the Canadian dollar and between the U.S. dollar and the Euro. For the year ended December 31, 2021, an additional 10% decrease in the strength of the Canadian dollar versus the U.S. dollar and the Euro versus the U.S. dollar would have resulted in an additional decrease in pre-tax income of approximately $12.3 million and $4.3 million, respectively. Conversely, a corresponding increase in the strength of the Canadian dollar or the Euro versus the U.S. dollar would result in a comparable increase to pre-tax income in these periods.

Interest Rate Risk

We have variable-rate debt under the Credit Agreement entered into in November 2021, more fully described in Note 15, “Debt,” of the Notes to Consolidated and Combined Financial Statements and are subject to interest rate risk in connection with amounts outstanding under the Credit Agreement. Our interest expense, net was $5.5 million for 2021. Our Credit Agreement allows for the London interbank offered rate (LIBOR) to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. To manage our risk from market interest rates, we actively monitor interest rates and other interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow.

The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase or decrease in interest rates of 1%. In 2021, a 1% increase or decrease in interest rates on our variable-rate debt, which was outstanding for approximately two months, would have resulted in a change to our interest expense of approximately $1.1 million. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.

Item 8.       Financial Statements and Supplementary Data.

Our consolidated and combined financial statements begin on page F-1 of this Form 10-K.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the SEC for newly public companies. In addition, while remaining an emerging growth company we will not require an attestation report from our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Proxy Statement for the 2022 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2021.

Item 11.        Executive Compensation.

Incorporated by reference to the Proxy Statement for the 2022 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2021.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Proxy Statement for the 2022 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2021.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Proxy Statement for the 2022 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2021.

Item 14.        Principal Accountant Fees and Services.

Incorporated by reference to the Proxy Statement for the 2022 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2021.

PART IV

Item 15.       Exhibits, Financial Statement Schedules.

a)	The following are filed as part of this 10-K:
(1)	The following financial statements are included in Part II, Item 8 of this 10-K:
●	Consolidated and Combined Balance Sheets as of December 31, 2021 and 2020;
●	Consolidated and Combined Statements of Income for the years ended December 31, 2021, 2020 and 2019;
●	Consolidated and Combined Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019;
●	Consolidated and Combined Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019;
●	Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019;
●	Notes to Consolidated and Combined Financial Statements; and
●	Report of our Independent Registered Public Accounting Firm.
(2)	Financial Statement Schedule II
(3)	The following exhibits are filed as part of this 10-K or, where indicated, were previously filed and incorporated in this 10-K by reference.

	Description
		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

2.1%	Separation and Distribution Agreement between Alliance Data Systems Corporation and Loyalty Ventures Inc., dated November 3, 2021.	8-K	2.1	11/8/2021

3.1	Amended and Restated Certificate of Incorporation of Loyalty Ventures Inc.	8-K	3.1	11/8/2021

3.2	Amended and Restated Bylaws of Loyalty Ventures Inc.	8-K	3.2	11/8/2021

4.1*	Description of Registrant’s Common Stock

10.1%	Transition Services Agreement between Alliance Data Systems Corporation and Loyalty Ventures Inc., dated November 5, 2021.	8-K	10.1	11/8/2021

10.2%	Tax Matters Agreement between Alliance Data Systems Corporation and Loyalty Ventures Inc., dated November 5, 2021.	8-K	10.2	11/8/2021

10.3%	Employee Matters Agreement between Alliance Data Systems Corporation and Loyalty Ventures Inc., dated November 5, 2021.	8-K	10.3	11/8/2021

10.4	First Amendment to Employee Matters Agreement between Alliance Data Systems Corporation and Loyalty Ventures Inc., dated December 6, 2021.	8-K	10.2	12/7/2021

10.5	Registration Rights Agreement between Alliance Data Systems Corporation and Loyalty Ventures Inc., dated November 5, 2021.	8-K	10.4	11/8/2021

10.6%	Credit Agreement, dated as of November 3, 2021, by and among Loyalty Ventures Inc., Brand Loyalty Group B.V., Brand Loyalty Holding B.V. and Brand Loyalty International B.V., as borrowers, certain other subsidiaries as guarantors, Bank of America N.A., as administrative agent and collateral agent, and certain other lenders party thereto.	8-K	10.1	11/4/2021

10.7%	Amended and Restated License to Use the AIR MILES Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001 and further assigned to AM Royalties Limited Partnership, a wholly owned subsidiary of Diversified Royalty Corp., in connection with an asset purchase agreement dated August 25, 2017).	8-K	10.2	11/4/2021

10.8%	Amended and Restated License to Use and Exploit the AIR MILES Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. as assigned by Air Miles International Trading B.V. to AM Royalties Limited Partnership, a wholly owned subsidiary of Diversified Royalty Corp., in connection with an asset purchase agreement dated August 25, 2017.	8-K	10.3	11/4/2021

10.9%%	Amended and Restated Program Participation Agreement by and between LoyaltyOne, Co. and Bank of Montreal, dated as of November 1, 2017, as amended.	10	10.8	9/24/2021

10.10+	Loyalty Ventures Inc. 2021 Omnibus Incentive Plan.	S-8	99.1	11/9/2021

10.11	Loyalty Ventures Inc. 2021 Employee Stock Purchase Plan.	S-8	99.2	11/9/2021

10.12	Form of Indemnification Agreement for Officers and Directors.	10	10.5	9/1/2021

10.13+	Form of Time-Based Cash Award Agreement under the Loyalty Ventures Inc. 2021 Omnibus Incentive Plan.	8-K	10.1	12/7/2021

10.14+	Form of Time-Based Restricted Stock Unit Award Agreement under the Loyalty Ventures Inc. 2021 Omnibus Incentive Plan.	8-K	10.3	12/7/2021

10.15+	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Loyalty Ventures Inc. 2021 Omnibus Incentive Plan.	8-K	10.1	12/15/2021

10.16+*%	Form of Performance-Based Restricted Stock Unit Award Agreement under the Loyalty Ventures Inc. 2021 Omnibus Incentive Plan.

10.17+*	Form of Employee Covenants Agreement (VP or Above).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of Loyalty Ventures Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Loyalty Ventures Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101*

The following financial information from Loyalty Ventures Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated and Combined Balance Sheets, (ii) Consolidated and Combined Statements of Income, (iii) Consolidated and Combined Statements of Comprehensive Income (Loss), (iv) Consolidated and Combined Statements of Equity, (v) Consolidated and Combined Statements of Cash Flows and (vi) Notes to Consolidated and Combined Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

%

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Loyalty Ventures hereby undertakes to furnish supplementally copies of any of the omitted exhibits upon request by the U.S. Securities and Exchange Commission.

%%	Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain identified information has been excluded from this exhibit.
+	Management contract, compensatory plan or arrangement

Item 16.       Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Loyalty Ventures Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOYALTY VENTURES INC.

	By:	/s/ CHARLES L. HORN
Charles L. Horn
President and Chief Executive Officer
Date: February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Loyalty Ventures Inc. and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHARLES L. HORN	President, Chief Executive	February 28, 2022
Charles L. Horn	Officer and Director

/s/ JOHN J. CHESNUT	Executive Vice President and	February 28, 2022
John J. Chesnut	Chief Financial Officer

/s/ LAURA SANTILLAN	Senior Vice President and	February 28, 2022
Laura Santillan	Chief Accounting Officer

/s/ ROGER H. BALLOU	Chair of the Board, Director	February 28, 2022
Roger H. Ballou

/s/ GRAHAM W. ATKINSON	Director	February 28, 2022
Graham W. Atkinson

/s/ RICHARD A. GENOVESE	Director	February 28, 2022
Richard A. Genovese

/s/ BARBARA L. RAYNER	Director	February 28, 2022
Barbara L. Rayner

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

LOYALTY VENTURES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Loyalty Ventures Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Loyalty Ventures Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated and combined statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and Schedule II (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain and understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 25 to the financial statements, the financial statements include allocations of expenses from the former Parent, Alliance Data Systems Corporation. These allocations may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity apart from the Parent.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 28, 2022

We have served as the Company’s auditor since 1998.

LOYALTY VENTURES INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31,
	2021	2020

	(in thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$167,601	$278,841
Accounts receivable, net, less allowance for doubtful accounts ($4.7 million and $4.0 million at December 31, 2021 and 2020, respectively)	288,251	270,559
Inventories, net, less allowance for obsolescence ($13.5 million and $10.9 million at December 31, 2021 and 2020, respectively)	188,577	164,306
Redemption settlement assets, restricted	735,131	693,461
Other current assets	28,627	23,000
Total current assets	1,408,187	1,430,167
Property and equipment, net	79,959	97,916
Right of use assets - operating	99,515	113,870
Deferred tax asset, net	58,128	70,137
Intangible assets, net	3,095	5,097
Goodwill	649,958	735,898
Investment in unconsolidated subsidiary – related party	—	854
Other non-current assets	24,885	4,125
Total assets	$2,323,727	$2,458,064
LIABILITIES AND EQUITY
Accounts payable	$103,482	$74,818
Accrued expenses	144,997	67,056
Deferred revenue	924,789	898,475
Current operating lease liabilities	10,055	9,942
Current debt	50,625	—
Other current liabilities	118,444	64,990
Total current liabilities	1,352,392	1,115,281
Deferred revenue	97,167	105,544
Long-term operating lease liabilities	103,242	117,648
Long-term debt	603,488	—
Other liabilities	20,874	25,290
Total liabilities	2,177,163	1,363,763
Commitments and contingencies (Note 17)
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 24,585 shares at December 31, 2021	246	—
Additional paid-in-capital	266,775	—
Accumulated deficit	(55,383)	—
Parent’s net investment	—	1,093,920
Accumulated other comprehensive (loss) income	(65,074)	381
Total equity	146,564	1,094,301
Total liabilities and equity	$2,323,727	$2,458,064

See accompanying notes to the consolidated and combined financial statements.

LOYALTY VENTURES INC.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Years Ended December 31,
	2021	2020	2019

	(in thousands, except per share amounts)
Revenues
Redemption, net	$444,395	$473,067	$637,321
Services	269,073	264,050	367,647
Other	21,839	27,689	28,163
Total revenue	735,307	764,806	1,033,131
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	573,246	587,615	847,552
General and administrative	20,011	14,315	14,823
Depreciation and other amortization	34,944	28,988	32,152
Amortization of purchased intangibles	1,740	48,953	48,027
Goodwill impairment	50,000	—	—
Total operating expenses	679,941	679,871	942,554
Operating income	55,366	84,935	90,577
Gain on sale of a business	—	(10,876)	—
Interest expense (income), net	5,534	(834)	2,335
Income before income taxes and (income) loss from investment in unconsolidated subsidiaries	49,832	96,645	88,242
Provision for income taxes	52,175	21,324	11,331
(Income) loss from investment in unconsolidated subsidiaries – related party, net of tax	(4,067)	246	1,681
Net income	$1,724	$75,075	$75,230

Net income per share (Note 4):
Basic	$0.07	$3.05	$3.06
Diluted	$0.07	$3.05	$3.06

Weighted average shares (Note 4):
Basic	24,585	24,585	24,585
Diluted	24,591	24,585	24,585

See accompanying notes to the consolidated and combined financial statements.

LOYALTY VENTURES INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Net income	$1,724	$75,075	$75,230

Other comprehensive income (loss):
Unrealized (loss) gain on securities available-for-sale	(16,819)	18,551	6,405
Tax benefit (expense)	693	(670)	—
Unrealized (loss) gain on securities available-for-sale, net of tax	(16,126)	17,881	6,405

Unrealized gain (loss) on cash flow hedges	2,514	(639)	115
Tax (expense) benefit	(544)	72	(24)
Unrealized gain (loss) on cash flow hedges, net of tax	1,970	(567)	91

Foreign currency translation adjustments (inclusive of contribution from Parent of corporate entities of $0.4 million for the year ended December 31, 2021 and deconsolidation of $3.9 million for the year ended December 31, 2020)	(51,299)	75,133	(6,214)

Other comprehensive (loss) income, net of tax	(65,455)	92,447	282

Total comprehensive (loss) income, net of tax	$(63,731)	$167,522	$75,512

See accompanying notes to the consolidated and combined financial statements.

LOYALTY VENTURES INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Accumulated	Parent's Net	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Investment	Loss	Equity

Balance as of January 1, 2019	—	$—	$—	$—	$697,378	$(92,348)	$605,030
Net income	—	—	—	—	75,230	—	75,230
Other comprehensive income	—	—	—	—	—	282	282
Change in Parent’s net investment	—	—	—	—	267,017	—	267,017
Balance as of December 31, 2019	—	$—	$—	$—	$1,039,625	$(92,066)	$947,559
Net income	—	—	—	—	75,075	—	75,075
Other comprehensive income	—	—	—	—	—	92,447	92,447
Change in Parent’s net investment	—	—	—	—	(20,780)	—	(20,780)
Balance as of December 31, 2020	—	$—	$—	$—	$1,093,920	$381	$1,094,301
Net (loss) income	—	—	—	(55,383)	57,107	—	1,724
Other comprehensive loss	—	—	—	—	—	(65,822)	(65,822)
Change in Parent’s net investment	—	—	—	—	(141,939)	—	(141,939)
Consideration paid to Parent in connection with Separation	—	—	—	—	(750,000)	—	(750,000)
Contribution from Parent of corporate entities	—	—	7,247	—	—	367	7,614
Issuance of common stock and reclassification of Parent's net investment	24,585	246	258,842	—	(259,088)	—	—
Stock-based compensation	—	—	688	—	—	—	688
Other	—	—	(2)	—	—	—	(2)
Balance as of December 31, 2021	24,585	$246	$266,775	$(55,383)	$—	$(65,074)	$146,564

See accompanying notes to the consolidated and combined financial statements.

LOYALTY VENTURES INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,724	$75,075	$75,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,684	77,941	80,179
Deferred income tax expense (benefit)	8,763	(3,502)	(19,853)
Non-cash stock compensation	6,259	7,017	9,076
Loss from investments in unconsolidated subsidiaries – related party	60	246	1,681
Gain on sale of investment in unconsolidated subsidiary – related party	(4,110)	—	—
Gain on sale of a business	—	(10,876)	—
Asset impairment charges	—	—	40,664
Goodwill impairment	50,000	—	—
Change in other operating assets and liabilities, net of sale of business:
Change in deferred revenue	9,990	60,826	2,943
Change in accounts receivable	13,145	64,194	(36,104)
Change in accounts payable and accrued expenses	29,868	(40,361)	(50,459)
Change in other assets	(37,061)	79,009	12,845
Change in other liabilities	45,811	(86,787)	(15,332)
Other	18,443	(6,465)	4,829
Net cash provided by operating activities	179,576	216,317	105,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets, restricted	(51,924)	(40,677)	(9,496)
Capital expenditures	(18,213)	(24,319)	(41,457)
Proceeds from the sale of investments in unconsolidated subsidiaries – related party	4,055	—	4,000
Investments in unconsolidated subsidiaries – related party	—	(736)	(6,093)
Distributions from investment in unconsolidated subsidiary – related party	795	—	—
Net cash used in investing activities	(65,287)	(65,732)	(53,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	675,000	—	28,271
Repayments of borrowings	—	—	(203,634)
Repayments of borrowings from related parties	—	—	(127,845)
Payment of deferred financing costs	(22,852)	—	—
Contribution from Parent	5,637	—	288,693
Consideration paid to Parent in connection with Separation	(750,000)	—	—
Dividends paid to Parent	(120,000)	—	—
Net transfers to Parent	(3,972)	(2,638)	(28,393)
Net cash used in financing activities	(216,187)	(2,638)	(42,908)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,025)	14,446	3,600

Change in cash, cash equivalents and restricted cash	(104,923)	162,393	13,345
Cash, cash equivalents and restricted cash at beginning of year	337,525	175,132	161,787
Cash, cash equivalents and restricted cash at end of year	$232,602	$337,525	$175,132

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,291	$146	$5,786
Income taxes paid, net	$39,258	$76,750	$40,301

See accompanying notes to the consolidated and combined financial statements.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, SPINOFF AND BASIS OF PRESENTATION

Description of the Business—Loyalty Ventures Inc. (the “Company” or “Loyalty Ventures”) provides coalition and campaign-based loyalty solutions through the Canadian AIR MILES® Reward Program and BrandLoyalty Group B.V. (“BrandLoyalty”). The AIR MILES Reward Program is a full-service outsourced coalition loyalty program for its sponsors who pay a fee per AIR MILES reward mile issued, in return for which the AIR MILES Reward Program provides all marketing, customer service, rewards and redemption management. BrandLoyalty designs, implements, conducts and evaluates innovative and tailor-made loyalty programs for high frequency retailers worldwide. These loyalty programs are designed to generate immediate changes in consumer behavior and are offered across Europe and Asia, as well as around the world. The business represents the LoyaltyOne reportable segment previously owned by Alliance Data Systems Corporation (“ADS” or “Parent”) that was spun off into Loyalty Ventures Inc. on November 5, 2021.

Spinoff of the LoyaltyOne Segment—On October 13, 2021, the Board of Directors of ADS approved the previously announced separation (the “Separation”) of its LoyaltyOne segment, into an independent, publicly traded company, Loyalty Ventures Inc. The Separation was completed on November 5, 2021 through the pro rata distribution of 81% of the outstanding shares of Loyalty Ventures to holders of ADS common stock at the close of business on the record date of October 27, 2021, with ADS retaining the remaining 19% of the outstanding shares of Loyalty Ventures. ADS stockholders of record that did not sell their rights to receive Loyalty Ventures stock before the close of business on November 5, 2021 received one share of Loyalty Ventures common stock for every two and one-half (2.5) shares of ADS common stock. Additionally, Loyalty Ventures made a cash distribution of $750.0 million to ADS on November 3, 2021 as part of the Separation. The distribution qualified as a tax-free reorganization and a tax-free distribution to ADS and its stockholders for U.S. federal income tax purposes. On November 8, 2021, “regular-way” trading of Loyalty Ventures’ common stock began on the Nasdaq Stock Market under the symbol “LYLT”.

In connection with the Separation, Loyalty Ventures entered into several agreements with ADS, including the Separation and Distribution Agreement on November 3, 2021 and the remaining agreements described below on November 5, 2021, that, among other things, effect the Separation and provide a framework for its relationship with ADS after the Separation:

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

•

Tax Matters Agreement. Governs ADS’ and Loyalty Ventures’ respective rights, responsibilities and obligations with respect to taxes, including taxes arising in the ordinary course of business, and taxes, if any, incurred as a result of the failure of the Distribution (and certain related transactions) to qualify for tax-free treatment for U.S. federal income tax purposes. The Tax Matters Agreement also sets forth the respective obligations of the parties with respect to the filing of tax returns, the administration of tax contests and assistance and cooperation on tax matters. Under the Tax Matters Agreement, ADS generally is responsible for all of the pre-Separation taxes of Loyalty Ventures and its subsidiaries (“Loyalty Ventures Group”) and is entitled to all the Loyalty Ventures Group’s pre-Separation refunds, and Loyalty Ventures is generally responsible for all post-Separation taxes with respect to the Loyalty Ventures Group. See Note 25, “Related Party Transactions,” for additional information.

•

Transition Services Agreement. Sets forth the terms on which each of Loyalty Ventures and ADS will provide certain historically shared services to the other, on a transitional basis. Transition services will include various corporate, administrative and information technology services. Both parties are obligated, subject to certain

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

customary exceptions, to provide such services in substantially the same manner as such services have been provided during the 12-month period prior to the distribution. See Note 25, “Related Party Transactions,” for additional information.

•

Employee Matters Agreement. Governs each company’s respective compensation and benefit obligations with respect to current and former employees, directors and consultants. The Employee Matters Agreement sets forth general principles relating to employee matters in connection with the Separation, such as the assignment of employees, the assumption and retention of liabilities and related assets, expense reimbursements, workers’ compensation, leaves of absence, the provision of comparable benefits, employee service credit, the sharing of employee information and duplication or acceleration of benefits. See Note 18, “Share-based Payments,” for additional information.

•

Registration Rights Agreement. Provides ADS with certain customary demand registration, shelf takedown and piggyback registration rights with respect to its shares of Loyalty Ventures’ common stock, subject to certain customary limitations.

Basis of Presentation—Prior to the Separation, the Company had historically operated as part of ADS and not as a standalone company. The combined financial statements for the periods prior to the Separation date of November 5, 2021 have been derived from ADS’ historical accounting records and are presented on a carve-out basis. The financial statements after the Separation date of November 5, 2021 represent the consolidated financial statements of Loyalty Ventures. All revenues and expenses as well as assets and liabilities directly associated with the business activity of the Company are included in the consolidated and combined financial statements. The consolidated and combined financial statements also include allocations of certain general and administrative expenses from ADS. ADS corporate overhead costs that directly or indirectly benefited Loyalty Ventures’ business were allocated through the date of the Separation in 2021 and for the years ended December 31, 2020 and 2019. However, amounts recognized by the Company are not necessarily representative of the amounts that would have been reflected in the consolidated and combined financial statements had the Company operated independently of ADS. See Note 25, “Related Party Transactions,” for additional information. ADS’ third-party long-term debt and the related interest expense have not been allocated for any of the periods presented as the Company was not the legal obligor of such debt.

Parent’s net investment represents ADS’ interest in the recorded net assets of the Company prior to the Separation. All significant transactions between the Company and Parent have been included in the accompanying consolidated and combined financial statements. Transactions with Parent as contributions to the carve-out entity or distributions from the carve-out entity are reflected in the accompanying consolidated and combined statements of equity as “Change in Parent’s net investment” and in the accompanying consolidated and combined balance sheets within “Parent’s net investment.”

The consolidated and combined financial statements for the period from November 6, 2021 through December 31, 2021 were based on the reported results of Loyalty Ventures as a standalone company and prepared on a consolidated basis.

All significant intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying consolidated and combined financial statements.

The Company’s consolidated and combined financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s consolidated and combined financial statements and accompanying notes are presented in U.S. Dollar (“USD”), the Company’s reporting currency.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated and combined financial statements include the accounts of the Company in which it has a controlling financial interest. Controlling financial interest is determined by a majority ownership interest and the absence of substantive third party participating rights. For investments in any entities in which the Company owns 50% or less of the outstanding voting stock but has significant influence over operating and financial decisions, the equity method of accounting is applied. The equity method of accounting is also applied to investments in any entities in which the Company has a majority ownership interest but does not have a controlling financial interest due to substantive participating rights held by the minority owner.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net—Accounts receivable, net consist primarily of amounts receivable from customers, which are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated credit losses inherent in its accounts receivable. The Company analyzes the appropriateness of its allowance for doubtful accounts based on its assessment of various factors, including customer-specific experience, the age of the accounts receivable balance, customer creditworthiness, current economic trends, and changes in its customer payment terms and collection trends. Account balances are charged-off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.

Inventories, net—Inventories, net are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

Redemption Settlement Assets, Restricted—The cash and investments related to the redemption fund for the AIR MILES Reward Program are subject to a security interest which is held in trust for the benefit of funding redemptions by consumers, referred to as collectors. These assets are restricted to funding rewards for the collectors by certain of the Company’s sponsor contracts. Investments in equity securities are stated at fair value, with holding gains and losses recognized through net income. Investments in debt securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss), as the investments are classified as available-for-sale.

Property and Equipment—Furniture, equipment, computer software and development and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization for furniture and equipment are computed on a straight-line basis, using estimated lives ranging from two to ten years. Software development is capitalized in accordance with Accounting Standards Codification (“ASC”) 350-40, “Intangibles – Goodwill and Other – Internal–Use Software,” and is amortized on a straight-line basis over the expected benefit period, which ranges from three to five years. Leasehold improvements are amortized over the remaining lives of the respective leases or the remaining useful lives of the improvements, whichever is shorter. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows.

Goodwill—Goodwill is not amortized, but is reviewed at least annually for impairment or more frequently if circumstances indicate that an impairment is probable, using qualitative or quantitative analysis. See Note 11, “Intangible Assets and Goodwill,” for additional information.

Intangible Assets—The Company’s identifiable intangible assets consist of amortizable intangible assets that are amortized on a straight-line basis over their respective estimated useful lives. The intangible assets are tested for

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. Costs incurred to renew or extend the terms of intangible assets are expensed as incurred.

Income Taxes—Prior to the Separation, the Company’s operations were included in the consolidated U.S. federal, and certain state and local income tax returns filed by the Parent, where applicable. The Company also files certain separate foreign tax returns. Income tax expense and other income tax related information contained in the consolidated and combined financial statements are presented on a separate return basis, which requires us to estimate tax expense as if the Company filed a hypothetical separate return apart from the Parent. Subsequent to the Separation, the Company’s U.S. federal and certain state and local income tax returns will be filed as a separate company.

Income taxes reported in earnings also include deferred income tax provisions and provisions for uncertain tax positions. Deferred income tax assets and liabilities are computed on differences between the financial statement bases and tax bases of assets and liabilities at the enacted tax rates. Changes in deferred income tax assets and liabilities associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The effect on deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for certain deferred tax assets when realization is less than more-likely-than-not.

Liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in our judgment, do not meet a more-likely-than-not threshold based on the technical merits of the positions. Additionally, liabilities may be established for uncertain tax positions when, in our judgment, the more-likely-than-not threshold is met, but the position does not rise to the level of highly certain based upon the technical merits of the position. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense.

Derivative Instruments—The Company uses derivatives to manage its exposure to various financial risks. The Company does not enter into derivatives for trading or other speculative purposes. Certain derivatives used to manage the Company’s exposure to foreign currency exchange rate movements are not designated as hedges and do not qualify for hedge accounting.

Derivatives Designated as Hedging Instruments—The Company assesses both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction, have been highly effective in offsetting changes in the cash flows or remeasurement of the hedged items and whether the derivatives may be expected to remain highly effective in future periods. The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer highly effective in offsetting changes in cash flow of the hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) it determines that designating the derivative as a hedging instrument is no longer appropriate. Changes in the fair value of derivative instruments designated as hedging instruments, excluding any ineffective portion, are recorded in other comprehensive income (loss) until the hedged transactions affect net income. The ineffective portion of this hedging instrument is recognized through net income when the ineffectiveness occurs.

Derivatives not Designated as Hedging Instruments—Certain foreign currency exchange forward contracts are not designated as hedges as they do not meet the specific hedge accounting requirements of ASC 815, “Derivatives and Hedging.” Changes in the fair value of the derivative instruments not designated as hedging instruments are recorded in the consolidated and combined statements of income as they occur.

Revenue Recognition—The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” The Company recognizes revenues when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In that determination, under ASC 606, the Company follows a five-step model that includes: (1)

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied.

See Note 3, “Revenue,” for more information about the Company’s revenue and the associated timing and basis of revenue recognition.

Currency Translation—The assets and liabilities of the Company’s subsidiaries outside the U.S. are translated into USD at the rates of exchange in effect at the balance sheet dates, primarily from Canadian dollars and Euros. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive income (loss). The Company recognized net foreign transaction losses of $0.6 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively, and gains of $1.5 million for the year ended December 31, 2019, which are included in cost of operations within the Company’s consolidated and combined statements of income.

Leases—The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes. As of December 31, 2021 and 2020, the Company did not have any finance leases. Similar to other long-lived assets, right-of-use assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows.

Marketing and Advertising Costs—The Company participates in various marketing and advertising programs with certain clients and sponsors. The cost of marketing and advertising programs is expensed in the period incurred. The Company has recognized marketing and advertising expenses, including on behalf of its clients, of $22.6 million, $22.8 million and $24.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminated certain exceptions within ASC 740, “Income Taxes,” and clarified certain aspects of ASC 740 to promote consistency among reporting entities. Most amendments within the standard were required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company’s adoption of this standard on January 1, 2021 did not have a material impact on its consolidated and combined financial statements.

Recently Issued Accounting Standards Not Yet Effective

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. This ASU is elective and is effective upon issuance for all entities. The Company is evaluating the impact that adoption of ASU 2020-04 will have on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company is evaluating the impact that adoption of ASU 2021-08 will have on its consolidated financial statements.

3. REVENUE

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s contracts with its customers state the terms of sale, including the description, quantity, and price of the product or service purchased. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant. Taxes assessed on revenue-producing transactions are excluded from revenues.

The Company’s products and services are reported under two segments—AIR MILES Reward Program and BrandLoyalty, as shown below. The following tables present revenue disaggregated by major source, as well as geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

	AIR MILES
Year Ended December 31, 2021	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$271,130	$—	$—	$271,130
Campaign-based loyalty programs	—	444,898	—	444,898
Other	55	5,711	(46)	5,720
Revenue from contracts with customers	$271,185	$450,609	$(46)	$721,748

Investment income	13,559	—	—	13,559
Total	$284,744	$450,609	$(46)	$735,307

	AIR MILES
Year Ended December 31, 2020	Reward Program		BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$262,470		$—	$—	$262,470
Campaign-based loyalty programs	—		487,685	—	487,685
Other	1,899	(1)	—	—	1,899
Revenue from contracts with customers	$264,369		$487,685	$—	$752,054

Investment income	12,752		—	—	12,752
Total	$277,121		$487,685	$—	$764,806

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	AIR MILES
Year Ended December 31, 2019	Reward Program		BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$290,054		$—	$—	$290,054
Campaign-based loyalty programs	—		635,516	—	635,516
Other	81,337	(1)	13,594	—	94,931
Revenue from contracts with customers	$371,391		$649,110	$—	$1,020,501

Investment income	12,630		—	—	12,630
Total	$384,021		$649,110	$—	$1,033,131
(1)	Includes revenues from Precima®, a provider of retail strategy and customer data applications and analytics, which was sold by the Parent on January 10, 2020, which comprised $1.9 million and $80.4 million for the years ended December 31, 2020 and 2019, respectively. See Note 5, “Disposition,” for more information.

	AIR MILES
Year Ended December 31, 2021	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$—	$2,637	$—	$2,637
Canada	284,744	16,870	—	301,614
Europe, Middle East and Africa	—	338,473	(46)	338,427
Asia Pacific	—	81,867	—	81,867
Other	—	10,762	—	10,762
Total	$284,744	$450,609	$(46)	$735,307

	AIR MILES
Year Ended December 31, 2020	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$1,028	$10,062	$—	$11,090
Canada	275,825	11,051	—	286,876
Europe, Middle East and Africa	268	332,364	—	332,632
Asia Pacific	—	80,546	—	80,546
Other	—	53,662	—	53,662
Total	$277,121	$487,685	$—	$764,806

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	AIR MILES
Year Ended December 31, 2019	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$37,969	$2,142	$—	$40,111
Canada	336,105	16,058	—	352,163
Europe, Middle East and Africa	9,947	439,193	—	449,140
Asia Pacific	—	121,731	—	121,731
Other	—	69,986	—	69,986
Total	$384,021	$649,110	$—	$1,033,131

AIR MILES Reward Program

The AIR MILES Reward Program is a coalition loyalty program for sponsors, who pay the Company a fee per AIR MILES reward mile issued, in return for which the AIR MILES Reward Program provides all marketing, customer service, rewards and redemption management.

Total consideration from the issuance of AIR MILES reward miles is allocated to three performance obligations: redemption, service, and brand, based on a relative standalone selling price basis. Because the standalone selling price is not directly observable for the three performance obligations, the Company estimates the standalone selling price for the redemption and the service performance obligations based on cost plus a reasonable margin. The Company estimates the standalone selling price of the brand performance obligation using a relief from royalty approach. Accordingly, management determines the estimated standalone selling price by considering multiple inputs and methods, including discounted cash flows and available market data in consideration of applicable margins and royalty rates to utilize. The number of AIR MILES reward miles issued and redeemed are factored into the estimates, as management estimates the standalone selling prices and volumes over the term of the respective agreements in order to determine the allocation of consideration to each performance obligation delivered. The redemption performance obligation incorporates the expected number of AIR MILES reward miles to be redeemed, and therefore, the amount of redemption revenue recognized is subject to management’s estimate of breakage, or those AIR MILES reward miles estimated to be unredeemed by the collector base.

Redemption revenue is recognized at a point in time, as AIR MILES reward miles are redeemed. For the fulfillment of certain rewards where the AIR MILES Reward Program does not control the goods or services before they are transferred to the collector, revenue is recorded on a net basis. Service revenue is recognized over time using a time-elapsed output method, the estimated life of an AIR MILES reward mile. Revenue from the brand is recognized over time, using an output method, when an AIR MILES reward mile is issued. Revenue associated with both the service and brand is included in service revenue in the Company’s consolidated and combined statements of income. The amount of revenue recognized in a period is subject to the estimate of breakage and the estimated life of an AIR MILES reward mile, which are based on management’s estimates. For the years ended December 31, 2021, 2020 and 2019, the Company’s breakage rate was 20%. For the years ended December 31, 2021, 2020 and 2019, the Company’s estimated life of a mile was 38 months.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

Contract Liabilities. The Company records a contract liability when cash payments are received in advance of its performance, which applies to the service and redemption of an AIR MILES reward mile.

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total

	(in thousands)
Balance at January 1, 2020	$258,605	$663,421	$922,026
Cash proceeds	173,089	286,177	459,266
Revenue recognized (1)	(188,790)	(211,482)	(400,272)
Other	—	1,410	1,410
Effects of foreign currency translation	4,282	17,307	21,589
Balance at December 31, 2020	$247,186	$756,833	$1,004,019
Cash proceeds	177,171	280,710	457,881
Revenue recognized (1)	(195,918)	(252,935)	(448,853)
Other	—	1,234	1,234
Effects of foreign currency translation	2,053	5,622	7,675
Balance at December 31, 2021	$230,492	$791,464	$1,021,956
Amounts recognized in the consolidated and combined balance sheets:
Deferred revenue (current)	$133,325	$791,464	$924,789
Deferred revenue (non-current)	$97,167	$—	$97,167
(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $133.3 million in 2022, $68.3 million in 2023, $28.0 million in 2024, and $0.9 million in 2025.

BrandLoyalty

BrandLoyalty designs, implements, conducts and evaluates innovative and tailor-made campaign-based loyalty solutions for grocers and other high-frequency retailers worldwide. The campaign-based loyalty programs typically last between 6 and 20 weeks, depending on the nature of the program, with contract terms usually less than one year in length. These programs are tailored for the specific retailer client and are designed to reward key customer segments based on their spending levels during defined campaign periods. Revenue is recognized at the point in time control passes from BrandLoyalty to the retailer.

Contract Liabilities. The Company records a contract liability when cash payments are received in advance of its performance, which applies to the reward products for its campaign-based loyalty programs.

The contract liabilities for BrandLoyalty’s campaign-based loyalty programs are recognized in other current liabilities in the Company’s consolidated and combined balance sheets. In 2021, the beginning balance as of January 1, 2021 was $59.6 million and the closing balance as of December 31, 2021 was $85.4 million, with the change due to revenue recognized of approximately $372.9 million, offset in part by cash payments received in advance of program performance revenue during the year ended December 31, 2021. In 2020, the beginning balance as of January 1, 2020 was $108.8 million and the closing balance as of December 31, 2020 was $59.6 million, with the change due to revenue recognized of approximately $375.9 million, offset in part by cash payments received in advance of program performance revenue during the year ended December 31, 2020.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which the Company has the right to invoice for services performed.

The Company has elected the practical expedient from ASC 340-40 with respect to contract costs, and expenses the incremental costs as incurred for those costs that would otherwise be recognized with an amortization period of one year or less. These costs are recorded to cost of operations expense in the Company’s consolidated and combined statements of income.

4. EARNINGS PER SHARE

On November 5, 2021, the date of the Separation, 81% of the outstanding shares of Loyalty Ventures were distributed pro rata based on the outstanding shares of ADS common stock at the close of business on the record date of October 27, 2021, with ADS retaining the remaining 19% of the outstanding shares of Loyalty Ventures. ADS stockholders of record that did not sell their rights to receive Loyalty Ventures stock before the close of business on November 5, 2021 received one share of Loyalty Ventures common stock for every two and one-half (2.5) shares of ADS common stock. A total of 24,585,237 shares of Loyalty Ventures common stock were outstanding at November 5, 2021. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation. For the years ended December 31, 2020 and 2019, these shares are treated as issued and outstanding for purposes of calculating historical basic and diluted earnings per share.

For the year ended December 31, 2021, the calculation of basic and diluted earnings per share is based on the weighted average number of common shares outstanding for the period subsequent to the Separation. The dilutive effect of equity awards of Loyalty Ventures granted subsequent to the Separation is included in the diluted calculation.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Years Ended December 31,
	2021	2020	2019

	(in thousands, except per share amounts)
Numerator:
Net income	$1,724	$75,075	$75,230

Denominator:
Weighted average shares, basic	24,585	24,585	24,585
Weighted average effect of dilutive securities:
Net effect of dilutive unvested restricted stock(1)	6	—	—
Denominator for diluted calculation	24,591	24,585	24,585

Basic net income per share:	$0.07	$3.05	$3.06
Diluted net income per share:	$0.07	$3.05	$3.06
(1)	For the year ended December 31, 2021, there were no restricted stock units that were anti-dilutive. For all periods presented prior to the Separation, there are no dilutive equity instruments as there were no equity awards of Loyalty Ventures outstanding prior to the Separation.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

5. DISPOSITION

On January 10, 2020, the Parent sold Precima, a provider of retail strategy and customer data applications and analytics, to Nielsen Holdings plc for total consideration to the Parent of $43.8 million. The purchase and sale agreement provided for contingent consideration based upon the occurrence of specified events and performance of the business, of which $5.0 million was achieved in 2020. The assets and liabilities of Precima were included in the Company’s AIR MILES Reward Program segment. The following table summarizes the assets and liabilities of Precima as of the sale date:

January 10,
2020
(in thousands)
Assets:
Cash and cash equivalents	$10,713
Accounts receivable, net	17,154
Other current assets	2,889
Property and equipment, net	9,653
Goodwill	3,206
Other assets	2,051
Total assets	$45,666
Liabilities:
Accounts payable	$223
Accrued expenses	2,470
Other current liabilities	14,709
Deferred tax liability	2,037
Other liabilities	71
Total liabilities	$19,510

In accordance with ASC 830, “Foreign Currency Matters,” $3.9 million of accumulated foreign currency translation adjustments attributable to Precima’s foreign subsidiaries sold were reclassified from accumulated other comprehensive income (loss) and included in the calculation of the gain/loss on sale.

As a result of the transaction, the Company recorded a pre-tax gain of $10.9 million. The Company incurred $3.1 million in transaction costs associated with the disposition.

6. PREPAID EXPENSES

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year. Prepaid expenses, which are included in other current assets, consisted of the following:

	December 31,
	2021	2020

	(in thousands)
Licenses	$1,226	$11,583
Maintenance	4,678	4,557
Other	11,877	2,869
Prepaid expenses	$17,781	$19,009

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

7. INVENTORIES, NET

Inventories, net of $188.6 million and $164.3 million at December 31, 2021 and 2020, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. For the year ended December 31, 2019, asset impairment charges of $18.4 million related to the discontinuance of certain reward product lines within inventory were recorded to the allowance for inventory obsolescence for the BrandLoyalty segment.

8. REDEMPTION SETTLEMENT ASSETS, RESTRICTED

Redemption settlement assets consist of restricted cash, mutual funds, and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	December 31,	December 31,
	2021	2020
	Fair Value	Fair Value

	(in thousands)
Restricted cash	$58,752	$55,427
Mutual funds	25,990	26,850
Corporate bonds	650,389	611,184
Total	$735,131	$693,461

The following table shows the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale as of December 31, 2021 and 2020, respectively:

	December 31, 2021				December 31, 2020
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in thousands)
Corporate bonds	$648,248	$6,389	$(4,248)	$650,389	$592,247	$19,110	$(173)	$611,184
Total	$648,248	$6,389	$(4,248)	$650,389	$592,247	$19,110	$(173)	$611,184

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2021 and 2020, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2021
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in thousands)
Corporate bonds	$104,052	$(1,341)	$123,382	$(2,907)	$227,434	$(4,248)
Total	$104,052	$(1,341)	$123,382	$(2,907)	$227,434	$(4,248)

	December 31, 2020
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in thousands)
Corporate bonds	$46,190	$(86)	$10,316	$(87)	$56,506	$(173)
Total	$46,190	$(86)	$10,316	$(87)	$56,506	$(173)

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2021 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$117,863	$118,835
Due after one year through five years	526,397	527,548
Due after five years through ten years	3,988	4,006
Total	$648,248	$650,389

Market values were determined for each individual security in the investment portfolio. The Company recorded losses associated with the change in fair value of mutual funds of $0.9 million for the year ended December 31, 2021. The Company recorded gains associated with the change in fair value of mutual funds of $1.4 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively.

For available-for-sale debt securities in which fair value is less than cost, ASC 326 requires that credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of December 31, 2021, the Company does not consider its investments to be impaired.

Losses from the sale of investment securities were $0.2 million for the year ended December 31, 2021. There were no realized gains or losses from the sale of investment securities for the year ended December 31, 2020. For the year ended December 31, 2019, realized gains and losses from the sale of investment securities were de minimis.

9. LEASES

The Company has operating leases for general office properties, warehouses, data centers, customer care centers, automobiles and certain equipment. As of December 31, 2021, the Company’s leases have remaining lease terms of less than 1 year to 12 years, some of which may include renewal options.

The components of lease expense were as follows:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Operating lease cost	$15,800	$15,580	$16,379
Short-term lease cost	337	451	1,142
Variable lease cost	4,249	4,224	4,106
Total	$20,386	$20,255	$21,627

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

Sublease income was $2.4 million, $1.8 million, and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is presented net of lease expense.

Other information related to leases was as follows:

	December 31,	December 31,
	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	10.7	11.4
Weighted-average discount rate:
Operating leases	4.7%	4.6%

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,265	$17,449	$18,183
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$213	$3,028	$6,145

Maturities of the lease liabilities as of December 31, 2021 were as follows:

Operating
Year	Leases
(in thousands)
2022	$15,073
2023	14,250
2024	13,369
2025	12,841
2026	12,429
Thereafter	77,427
Total undiscounted lease liabilities	145,389
Less: Amount representing interest	(32,092)
Total present value of minimum lease payments	$113,297

Amounts recognized in the December 31, 2021 consolidated and combined balance sheet:
Current operating lease liabilities	$10,055
Long-term operating lease liabilities	103,242
Total	$113,297

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

10. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2021	2020

	(in thousands)
Computer software and development	$173,503	$162,622
Furniture and equipment	24,336	28,656
Leasehold improvements	31,142	32,205
Construction in progress	7,107	9,709
Total	236,088	233,192
Accumulated depreciation and amortization	(156,129)	(135,276)
Property and equipment, net	$79,959	$97,916

Depreciation expense totaled $7.0 million, $7.0 million and $9.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense on capitalized software totaled $27.9 million, $22.0 million and $22.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021 and 2020, unamortized capitalized software and development costs included in the consolidated and combined balance sheets totaled $45.5 million and $55.8 million, respectively.

11. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	December 31, 2021
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in thousands)
Tradenames	$32,289	$(29,194)	$3,095	8-15 years—straight line
Collector database	55,397	(55,397)	—	5 years—straight line
Total intangible assets	$87,686	$(84,591)	$3,095

	December 31, 2020
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in thousands)
Customer contracts	$354,242	$(354,242)	$—	7 years—straight line
Tradenames	34,691	(30,112)	4,579	8-15 years—straight line
Collector database	54,973	(54,455)	518	5 years—straight line
Total intangible assets	$443,906	$(438,809)	$5,097

Amortization expense related to intangible assets was approximately $1.7 million, $49.0 million and $48.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(in thousands)
2022	$1,167
2023	1,167
2024	599
2025	30
2026	30
Thereafter	102

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020, respectively, are as follows:

	AIR MILES
	Reward Program	BrandLoyalty	Total

	(in thousands)
Balance at January 1, 2020	$192,756	$498,058	$690,814
Goodwill allocated to sale of Precima	(3,206)	—	(3,206)
Effects of foreign currency translation	3,726	44,564	48,290
Balance at December 31, 2020	$193,276	$542,622	$735,898
Impairment	—	(50,000)	(50,000)
Effects of foreign currency translation	1,491	(37,431)	(35,940)
Balance at December 31, 2021	$194,767	$455,191	$649,958

Approximately $3.2 million of the AIR MILES Reward Program’s goodwill was allocated to Precima upon sale in January 2020, based on a relative fair value allocation of the businesses.

ADS completed its annual impairment test for goodwill on July 1, 2021 and determined at that date no impairment existed. As of December 31, 2021, the Company does not believe it is more likely than not that the fair value of the AIR MILES Reward Program reporting unit is less than its carrying amount. However, due to the continued effects of COVID-19, the Company determined that it was more likely than not the fair value of the BrandLoyalty reporting unit was less than its carrying value and performed an interim impairment test as of December 31, 2021. The Company utilized an income approach and discounted cash flow model, and the significant unobservable inputs used were the forecasted revenue growth rate, forecasted margin, the discount rate and the terminal growth rate, all of which are classified as Level 3 under the fair value hierarchy of ASC 820, “Fair Value Measurement.” As a result, the Company recorded an impairment charge of $50.0 million for the year ended December 31, 2021. With the continuing COVID-19 pandemic associated with the uncertainty in the macroeconomic environment, future deterioration in the economy could adversely impact the Company’s reporting units and result in an additional goodwill impairment.

12. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES – RELATED PARTY

Historically, the Company owned interests in certain entities, ICOM Information & Communications L.P. (“ICOM”) and Comenity Canada L.P. (“Comenity Canada”), which were consolidated subsidiaries of the Parent, and were accounted for using the equity method of accounting, as the Company exercised significant influence but did not control the entities. The investments were included in the AIR MILES Reward Program segment. Under the equity

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

method, the Company’s share of its investee’s earnings or loss is recognized in the consolidated and combined statements of income.

On February 13, 2019, the Company made a capital contribution of $5.3 million to ICOM to fund losses. On February 28, 2019, the Company sold its investment in ICOM to Epsilon Interactive CA, ULC, a subsidiary of ADS, for cash consideration of $4.0 million.

For the years ended December 31, 2020, and 2019, the Company made capital contributions to Comenity Canada of $0.7 million, for each of the respective periods. In March 2021, the Company received a partnership distribution from Comenity Canada of $0.8 million, and the Company’s ownership interest declined from 99.9% to 98.0%. In August 2021, the Company’s investment in Comenity Canada was sold to an affiliate of ADS for $4.1 million and a gain on sale of investment in unconsolidated related party subsidiary of $4.1 million was recorded in (income) loss from investment in unconsolidated subsidiary.

As of December 31, 2021, the Company had no investment in unconsolidated subsidiaries – related party and as of December 31, 2020, the Company’s investment was $0.9 million.

13. RESTRUCTURING AND OTHER CHARGES

In 2019, the Parent, under the direction of its board of directors, evaluated the cost structure and executed on certain cost saving initiatives at each segment. These charges included restructuring and other exit activities related to reductions in force, terminations of certain reward product lines, reduction or closure of certain leased office space, asset impairments, changes in management structure and fundamental reorganizations that affect the nature and focus of operations. Restructuring and other charges of $0.1 million and $50.8 million for the years ended December 31, 2020 and 2019, respectively, were incurred and recorded to cost of operations within the Company’s consolidated and combined statements of income. These charges related to actions taken in 2019 did not continue in 2020 and 2021. The restructuring and other charges incurred in 2020 and charged to expense relate to changes in the Company’s original estimate and consisted of adjustments to the Company’s liability, including the impact of foreign currency translation. The Company’s liability for restructuring and other charges is recognized in accrued expenses in its consolidated and combined balance sheets and was $1.3 million at each of December 31, 2021 and 2020, respectively. The Company’s outstanding liability related to restructuring and other charges is expected to be settled by the end of 2022.

14. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2021	2020

	(in thousands)
Accrued payroll and benefits	$31,526	$29,838
Accrued taxes	9,391	14,256
Accrued other liabilities	104,080	22,962
Accrued expenses	$144,997	$67,056

Included in the accrued other liabilities is $79.9 million associated with the Tax Matters Agreement. See Note 25, “Related Party Transactions,” for additional information.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

15. DEBT

Debt consists of the following:

	December 31,
Description	2021	2020	Maturity

	(in thousands)
BrandLoyalty credit agreement	$—	$—	(1)
Revolving credit facility (2)	—	—	November 2026
Term loan A	175,000	—	November 2026
Term loan B	500,000	—	November 2027
Total long-term debt	$675,000	$—
Less: unamortized debt issuance costs	20,887	—
Less: current portion	50,625	—
Long-term portion	$603,488	$—
(1)	In November 2021, the BrandLoyalty credit agreement was terminated.
(2)	As of December 31, 2021, availability under the revolving credit facility was $137.5 million as a result of $12.5 million in letters of credit outstanding under the Credit Agreement.

Credit Agreement

On November 3, 2021, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with certain subsidiaries as additional borrowers and certain subsidiaries as guarantors, Bank of America, N.A., as administrative agent and collateral agent, and the additional lenders party thereto. The Credit Agreement provides for a $175.0 million term loan A facility, a $500.0 million term loan B facility, which was issued at 98.0% of the aggregate principal amount, and a revolving credit facility in the maximum amount of $150.0 million. The term loan A and revolving credit facility will mature November 3, 2026. The term loan B will mature November 3, 2027. The proceeds of the term loans were used to finance a portion of the $750.0 million distribution by the Company to ADS in connection with the Separation.

The outstanding USD borrowings under the term loan A bear interest at a rate elected by the relevant borrower that is based on (i) the Base Rate, subject to a floor of 1.00% per annum, plus an applicable margin that ranges from 2.00% per annum to 2.75% per annum depending on the Consolidated Total Leverage Ratio or (ii) the Eurocurrency Rate, based on LIBOR, subject to a floor of 0.00% per annum, plus an applicable margin that ranges from 3.00% per annum to 3.75% per annum depending on the Consolidated Total Leverage Ratio. The outstanding USD borrowings under the term loan B bear interest at a rate elected by the relevant borrower that is based on (i) the Base Rate, subject to a floor of 1.50% per annum, plus an applicable margin of 3.50% per annum or (ii) the Eurocurrency Rate, subject to a floor of 0.50% per annum, plus an applicable margin of 4.50% per annum. The Company is obligated to pay a commitment fee quarterly, which ranges from 0.40% to 0.50% per annum of the unused portion of the aggregate revolving commitment, which fee is also dependent on the Consolidated Total Leverage Ratio, as such terms are defined in the Credit Agreement. At December 31, 2021, the weighted average interest rate was 3.60% for term loan A and 5.00% for term loan B.

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

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, distributions and other restricted payments, and transactions with affiliates. The Credit Agreement also allows for LIBOR to be phased out and replaced with the Secured Overnight Financing Rate.

As of December 31, 2021, the Company was in compliance with its financial covenants.

Uncommitted Overdraft Facility

In November 2021, BrandLoyalty entered into an uncommitted overdraft facility with Deutsche Bank AG. The facility provides overdraft protection in several currencies, up to a maximum amount of €10.0 million ($11.4 million as of December 31, 2021). Interest is calculated on debit balances at a rate of 3.5% per annum plus a relevant benchmark, due and payable at the end of each quarter. As of December 31, 2021, there were no amounts outstanding under the uncommitted overdraft facility.

BrandLoyalty Credit Agreement

BrandLoyalty and certain of its subsidiaries, as borrower and guarantors, were parties to a credit agreement that provided for an A-1 term loan facility of €90.0 million and an A-2 term loan facility of €100.0 million, subject to certain principal repayments, a committed revolving line of credit of €37.5 million and an uncommitted revolving line of credit of €37.5 million, all of which were scheduled to mature in June 2020. In September 2019, the Company repaid the €115.0 million in term loans outstanding under the BrandLoyalty credit agreement and repaid the €32.5 million amount outstanding under the revolving line of credit.

In April 2020, BrandLoyalty and certain of its subsidiaries, as borrowers and guarantors, terminated its existing facility and entered into a new credit agreement that provided for a committed revolving line of credit of €30.0 million, an uncommitted revolving line of credit of €30.0 million, and an accordion feature permitting BrandLoyalty to request an increase in either the committed or uncommitted line of credit up to €80.0 million in aggregate. Each of the committed and uncommitted revolving line of credit were scheduled to mature on April 3, 2023, subject to BrandLoyalty’s request to extend for two additional one-year terms at the absolute discretion of the lenders at the time of such requests. As of December 31, 2020, there were no amounts outstanding under the BrandLoyalty credit agreement.

In the first quarter of 2021, BrandLoyalty and certain of its subsidiaries, as borrowers and guarantors, amended its credit agreement to extend the maturity date by one year from April 3, 2023 to April 3, 2024.

In November 2021, the 2020 BrandLoyalty credit agreement was terminated in connection with the execution of the Credit Agreement.

Note Payable — Related Party

In January 2017, the AIR MILES Reward Program entered into a promissory note with Alliance Data Lux Financing S.à r.l., a subsidiary of the Parent, to borrow CDN $142.8 million. The maturity of the note payable was January 27, 2022, with a fixed interest rate of 6.5% per year. Under the terms of the note payable, the AIR MILES Reward Program had the right to make prepayments of the principal amount of the debt at any time, without notice and without premium or penalty. No principal payments of the note payable were required until maturity. In March 2017, the AIR MILES Reward Program repaid CDN $60.0 million of its note payable, and in September 2019, the AIR MILES Reward Program repaid its remaining CDN $82.8 million balance outstanding.

In May 2017, BrandLoyalty and certain of its subsidiaries entered into a loan with Alliance Data Lux Financing S.à r.l., a subsidiary of the Parent, for €60.0 million with a fixed interest rate of 2.86% and a maturity date of May 2022. The

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

loan was wholly subordinated to loans under the BrandLoyalty credit agreement. The loan, including interest, was repaid in full in September 2019.

Maturities

The future principal payments for the Company’s debt as of December 31, 2021 are as follows:

	Credit Facility
Year	Term Loan A	Term Loan B	Total

	(in thousands)
2022	$13,125	$37,500	$50,625
2023	13,125	37,500	50,625
2024	13,125	37,500	50,625
2025	13,125	37,500	50,625
2026	122,500	37,500	160,000
Thereafter	—	312,500	312,500
Total maturities	175,000	500,000	675,000
Unamortized debt issuance costs	(975)	(19,912)	(20,887)
	$174,025	$480,088	$654,113

16. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in foreign currency exchange rates. Certain derivatives used to manage the Company’s exposure to foreign currency exchange rate movements are not designated as hedges and do not qualify for hedge accounting. The fair value of the Company’s derivative instruments as of December 31, 2021 was $2.5 million included in other current assets and $0.5 million included in other current liabilities in the Company’s consolidated and combined balance sheets. The fair value of the Company’s derivative instruments as of December 31, 2020 was $0.4 million included in other current assets and $1.5 million included in other current liabilities in the Company’s consolidated and combined balance sheets.

17. COMMITMENTS AND CONTINGENCIES

AIR MILES Reward Program

The Company has entered into contractual arrangements with certain AIR MILES Reward Program sponsors that result in fees being billed to those sponsors upon the redemption of AIR MILES reward miles issued by those sponsors. The Company has obtained letters of credit and other assurances from those sponsors for the Company’s benefit that expire at various dates. These letters of credit and other assurances totaled $157.1 million and $150.5 million at December 31, 2021, and 2020, respectively, which exceeds the amount of the Company’s estimate of its obligation to provide travel and other rewards upon the redemption of AIR MILES reward miles issued by those sponsors, in the respective periods.

The Company currently has an obligation to provide AIR MILES Reward Program collectors with travel and other rewards upon the redemption of AIR MILES reward miles. The Company believes that the redemption settlement assets, including the letters of credit and other assurances mentioned above, are sufficient to meet that obligation.

The Company has entered into certain long-term arrangements with airlines and other suppliers in connection with AIR MILES Reward Program redemptions. These long-term arrangements allow the Company to retain preferred pricing, subject to meeting agreed upon annual volume commitments for rewards purchased.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

Legal Proceedings

The Company is involved, from time to time, in litigation, other legal claims, regulatory actions or other proceedings or actions by governmental authorities involving matters associated with or incidental to our business in the ordinary course, including, among other things, matters involving customer or vendor disputes, breaches of contractual obligations, class actions or purported class actions, trademark and other intellectual property protection and licensing disputes, import/export regulations, taxation, and employment matters.

18. SHARE-BASED PAYMENTS

Stock Compensation Expense

Stock-based compensation expense recognized in the Company’s consolidated and combined statements of income for the years ended December 31, 2021, 2020 and 2019, is as follows:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Cost of operations	$4,644	$5,498	$7,204
General and administrative	1,615	1,519	1,872
Total	$6,259	$7,017	$9,076

The income tax benefits related to stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 were $0.1 million, $0.1 million and $0.9 million, respectively.

Share-based Payments of Parent

Prior to the Separation, certain employees participated in share-based compensation plans of ADS. Under these plans, shares are reserved for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for ADS or its affiliates. Terms of all awards are determined by the ADS board of directors or compensation committee of the ADS board of directors or its designee at the time of award.

ADS accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period.

ADS estimates forfeitures at each grant date, with forfeiture estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The amount of stock-based compensation expense recognized in the Company’s results of operations prior to the Separation has been reduced for estimated forfeitures. Forfeitures were estimated based on ADS’ historical experience. ADS’ estimated annual forfeiture rate is 5% for the years ended December 31, 2021, 2020, and 2019, respectively.

During 2021, 2020 and 2019, ADS awarded both service-based and performance-based restricted stock units. For the service-based awards, the fair value of the restricted stock units is estimated using ADS closing share price on the date of grant and typically vest ratably over a three-year period.

Performance-based restricted stock unit awards issued in 2020 and 2019 typically vest ratably over a three-year period if specified performance measures tied to the Company’s financial performance are met. The fair value of these performance-based restricted stock units was estimated using the Company’s closing share price on the date of grant.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The performance-based awards granted in 2021 contain pre-defined vesting criteria that permit a range from 0% to 170% to be earned, subject to a market-based condition. The fair market value of these awards is $92.62 and was estimated utilizing Monte Carlo simulations of ADS’ stock price correlation, expected volatility and risk-free rate over a three-year time horizon matching the performance period. If the performance targets are met, the restrictions will lapse with respect to the entire award on February 16, 2024, provided that the participant is employed by ADS on the vesting date. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. For each of the years ended December 31, 2020 and 2019, stock compensation expense was not accrued for the 2020 and 2019 performance-based awards, respectively, as the probable outcome was 0% achievement.

In connection with the Separation and pursuant to the Employee Matters Agreement with ADS, service-based awards granted to Loyalty Ventures employees more than a year prior to the Separation were accelerated and vested on October 22, 2021, resulting in accelerated stock compensation expense of $2.1 million. Service-based awards and performance-based awards granted to Loyalty Ventures employees less than one year prior to the Separation were forfeited at the time of the Separation, resulting in a credit to stock compensation expense of $4.0 million. In addition, ADS made a cash payment of $5.1 million, which represented 25% of the forfeited awards. These amounts in connection with the Separation and pursuant to the Employee Matters Agreement were included in cost of operations in the consolidated and combined statements of income.

Loyalty Ventures Stock Compensation Plan

The Company has adopted an equity compensation plan to advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future.

On November 3, 2021, the Company’s sole director and the sole stockholder of the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan became effective November 3, 2021 and expires on November 3, 2031. The 2021 Plan reserves 1,225,000 shares of common stock for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards, cash incentive awards, deferred stock units, and other stock-based awards as well as providing for cash-based awards to selected officers, employees, non-employee directors and consultants performing services for the Company or its affiliates, with only employees being eligible to receive incentive stock options. The maximum amount that may be awarded to any independent member of the Company’s board of directors, together with any cash fees paid to such member, in any one calendar year may not exceed a total value of $1.0 million.

On November 9, 2021, the Company registered 1,225,000 shares of its common stock for issuance in accordance with the 2021 Plan pursuant to a Registration Statement on Form S-8, File No. 333-260914.

Terms of all awards under the 2021 Plan are determined by the board of directors or the compensation committee of the board of directors or its designee at the time of award.

Loyalty Ventures Restricted Stock Unit Awards

Subsequent to the Separation, the Company awarded 222,715 service-based restricted stock units. Under the terms of the Employee Matters Agreement, 176,589 awards were issued with the same vesting and service conditions of the forfeited awards previously granted by ADS. Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period. The Company accounts for forfeitures of awards as they occur. For service-based awards, the fair value of the restricted stock units was estimated using the Company’s closing share price on the date of grant. Service-based restricted stock unit awards typically vest ratably over a three-year period.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes restricted stock unit activity under the Company’s equity compensation plan:

		Weighted
	Service-	Average
	Based Awards	Fair Value
Balance at January 1, 2021	—	$—
Shares granted	222,715	29.97
Shares vested	—	—
Shares forfeited	(485)	30.25
Balance at December 31, 2021	222,230	$29.97
Outstanding and Expected to Vest	222,230	$29.97

The aggregate intrinsic value of restricted stock units outstanding and expected to vest was $6.7 million at December 31, 2021. The weighted-average remaining contractual life for unvested restricted stock units was 1.5 years at December 31, 2021.

As of December 31, 2021, there was a total of approximately $6.0 million of unrecognized expense related to non-vested, stock-based equity awards granted to employees, which is to be recognized over a weighted average period of approximately 1.5 years.

19. EMPLOYEE BENEFIT PLANS

The Company provides certain defined contribution benefit plans to its employees, for which eligible employees may defer a portion of their compensation that is matched by the Company, based on plan guidelines and subject to certain restrictions. The Company’s contributions to these plans were $3.9 million, $4.0 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:

			Foreign		Accumulated
	Net Unrealized	Net Unrealized	Currency		Other
	Gains (Losses) on	Gains (Losses) on	Translation		Comprehensive
	Securities	Cash Flow Hedges	Adjustments (1)		Income (Loss)

	(in thousands)
Balance as of January 1, 2019	$(6,019)	$(224)	$(86,105)		$(92,348)
Changes in other comprehensive income (loss) before reclassifications	6,405	91	(6,214)		282
Amounts reclassified from other comprehensive income (loss)	—	—	—		—
Changes in other comprehensive income (loss)	6,405	91	(6,214)		282
Balance at December 31, 2019	$386	$(133)	$(92,319)		$(92,066)
Changes in other comprehensive income (loss) before reclassifications	17,881	(567)	71,246		88,560
Amounts reclassified from other comprehensive income (loss)	—	—	3,887	(2)	3,887
Changes in other comprehensive income (loss)	17,881	(567)	75,133		92,447
Balance at December 31, 2020	$18,267	$(700)	$(17,186)		$381
Changes in other comprehensive income (loss) before reclassifications	(16,276)	1,970	(51,299)		(65,605)
Amounts reclassified from other comprehensive income (loss)	150	—	—		150
Changes in other comprehensive income (loss)	(16,126)	1,970	(51,299)		(65,455)
Balance at December 31, 2021	$2,141	$1,270	$(68,485)		$(65,074)
(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.
(2)	In accordance with ASC 830, upon the sale of Precima on January 10, 2020, $3.9 million of accumulated foreign currency translation adjustments attributable to Precima’s foreign subsidiaries sold were reclassified from accumulated other comprehensive income (loss) and included in the calculation of the gain on sale of Precima.

Other reclassifications from accumulated other comprehensive loss into net income for each of the periods presented were not material.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

21. INCOME TAXES

The components of income before income taxes and (income) loss from investment in unconsolidated subsidiaries and income tax expense are as follows:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Components of income before income taxes and (income) loss from investment in unconsolidated subsidiaries:
Domestic	$(24,611)	$(5,326)	$(25,078)
Foreign	74,443	101,971	113,320
Total	$49,832	$96,645	$88,242
Components of income tax expense:
Current
Federal	$—	$63	$(76)
State	—	(303)	—
Foreign	43,412	25,066	31,260
Total current	43,412	24,826	31,184
Deferred
Federal	—	(63)	124
State	—	303	—
Foreign	8,763	(3,742)	(19,977)
Total deferred	8,763	(3,502)	(19,853)
Total provision for income taxes	$52,175	$21,324	$11,331

A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate for all periods to income before income taxes and (income) loss from investment in unconsolidated subsidiaries is as follows:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Expected expense at statutory rate	$10,465	$20,296	$18,532
Increase (decrease) in income taxes resulting from:
Foreign rate differential	11,274	1,861	1,203
Foreign restructuring	14,402	3,598	—
Impact of sale transaction	—	3,360	—
Global intangible low-taxed income	—	(8,339)	2,895
Non-deductible expenses	14,696	2,396	4,162
Uncertain tax positions	(4,178)	(7,706)	(14,856)
Valuation allowance	5,364	5,066	(196)
Other	152	792	(409)
Total	$52,175	$21,324	$11,331

H.R. 1, originally known as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Reform”) was enacted on December 22, 2017. The 2017 Tax Reform permanently reduced the corporate tax rate to 21% from 35%, effective January 1, 2018 and implemented a change from a system of worldwide taxation with deferral to a hybrid territorial system. This system taxes excess foreign profits above a deemed routine return through the Global Intangible Low-Taxed Income (“GILTI”) regime. The Company recognizes tax on GILTI, to the extent that it applies, as an expense in the period incurred.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The Company recorded tax expense of $11.3 million for the year ended December 31, 2021 related to foreign taxes on earnings at rates higher than the U.S. statutory rate inclusive of $7.8 million of Canadian withholding taxes on dividend distributions to Parent prior to the Separation. The Company recorded tax expense of $14.4 million during the current year primarily related to the write-down of a foreign intangible deferred tax asset pursuant to a settlement agreement with a tax authority. Previously, a tax benefit resulted from a foreign restructuring of certain non-U.S. intangibles to support a strategic shift whereby various intangibles across legal entities were consolidated. Also in 2021, the Company’s non-deductible expenses increased resulting in additional tax expense of $14.7 million primarily as a result of the goodwill impairment of $50.0 million. The Company recorded a benefit of $8.3 million for the year ended December 31, 2020 related to the impact of the final regulations issued by the Treasury and Internal Revenue Service regarding GILTI. Benefits for uncertain tax positions of $4.2 million, $7.7 million and $14.9 million were recognized in tax years ended December 31, 2021, 2020 and 2019, respectively, primarily due to the expiration of statutes of limitation and the resolution of tax audit issues in various foreign jurisdictions.

Deferred tax assets and liabilities consist of the following:

	December 31,
	2021	2020

	(in thousands)
Deferred tax assets
Deferred revenue	$9,121	$14,960
Net operating loss carryforwards and other carryforwards	81,557	69,132
Lease liabilities	29,110	32,934
Accrued expenses and other	6,640	9,844
Intangible assets	8,437	31,478
Total deferred tax assets	134,865	158,348
Valuation allowance	(46,671)	(47,854)
Deferred tax assets, net of valuation allowance	88,194	110,494
Deferred tax liabilities
Depreciation	4,755	11,394
Right of use assets	25,311	28,963
Total deferred tax liabilities	30,066	40,357

Net deferred tax asset	$58,128	$70,137

Amounts recognized in the consolidated and combined balance sheets:
Non-current assets	$58,128	$70,137
Non-current liabilities	—	—
Total – Net deferred tax asset	$58,128	$70,137

The deferred tax assets associated with net operating losses (“NOLs”) included in the table above as of December 31, 2020 reflect NOLs as if the Company was a taxpayer separate from the Parent. The deferred tax assets associated with NOLs included in the table above for the year ended December 31, 2021 reflect the net operating losses the Company has available to offset future taxable income subsequent to the Separation. Hypothetical federal and state NOL deferred tax assets as of December 31, 2020 of $5.4 million were eliminated at the time of Separation. As of December 31, 2021, the Company has federal NOLs of $14.3 million, of which $4.5 million expire at various times through the year 2037, and $9.8 million may be carried forward indefinitely. As of December 31, 2021, the Company also maintains state NOLs of $6.8 million which expire at various times through the year 2040. The Company has $303.5 million of foreign NOLs and $5.2 million of foreign capital losses at December 31, 2021. The foreign NOLs and capital losses have an unlimited carryforward period. The Company does not believe it is more-likely-than-not that any federal or state NOLs, a portion of the foreign NOLs, or any of the capital losses will be utilized. Therefore, in accordance with ASC 740-10-30, “Income Taxes—Overall—Initial Measurement,” the Company has established a valuation allowance against

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

those carryforwards unlikely to be utilized. The Company’s valuation allowance decreased $1.2 million during the year ended December 31, 2021, primarily as a result of the hypothetical deferred tax assets, and corresponding hypothetical valuation allowance, that existed at December 31, 2020 being eliminated at the time of Separation.

At December 31, 2021, the Company did not have any excess financial reporting basis over tax basis from a U.S. federal tax perspective primarily as a result of the GILTI regime pursuant to the 2017 Tax Reform. The Company may have, in certain state or foreign jurisdictions, amounts of financial reporting basis that exceeds tax basis as of December 31, 2021. However, these amounts are immaterial and no additional state or foreign tax liability has been recorded. Finally, despite their immaterial nature subsequent to cash distributions to Parent in 2021, the Company intends to permanently reinvest any previously undistributed earnings of our foreign subsidiaries in the operations outside the United States to support its international growth.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2019	$74,231
Increases related to prior years’ tax positions	—
Decreases related to prior years’ tax positions	(10,484)
Increases related to current year tax positions	—
Settlements during the period	—
Lapses of applicable statutes of limitation	(4,251)
Foreign currency translation adjustment	1,081
Balance at December 31, 2019	$60,577
Increases related to prior years’ tax positions	903
Decreases related to prior years’ tax positions	(40,267)
Increases related to current year tax positions	—
Settlements during the period	—
Lapses of applicable statutes of limitation	(6,431)
Foreign currency translation adjustment	4,663
Balance at December 31, 2020	$19,445
Increases related to prior years’ tax positions	—
Decreases related to prior years’ tax positions	(749)
Increases related to current year tax positions	—
Settlements during the period	—
Lapses of applicable statutes of limitation	(3,742)
Foreign currency translation adjustment	(405)
Balance at December 31, 2021	$14,549

Included in the balance at December 31, 2021 are tax positions reclassified from deferred income taxes. Deductibility or taxability is highly certain for these tax positions but there is uncertainty about the timing of such deductibility or taxability. Because of the impact of deferred tax accounting, other than interest and penalties, this timing uncertainty, if realized, would not have a material effect on the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $5.3 million, $5.8 million and $7.4 million at December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company recorded a benefit of approximately $0.4 million, $1.8 million and $2.3 million, respectively, for potential interest and penalties with respect to unrecognized tax benefits.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

At December 31, 2021, 2020 and 2019, the Company had unrecognized tax benefits of approximately $10.7 million, $15.5 million and $58.6 million, respectively, that, if recognized, would impact the effective tax rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company’s domestic operations that have been included in the Parent’s federal and state tax returns are not separately subject to audit. The Company’s foreign operations are separately subject to tax in multiple foreign jurisdictions. With some exceptions, the tax returns filed by the Company’s foreign operations are no longer subject to foreign income tax examinations for years before 2013.

22. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Financial assets
Redemption settlement assets, restricted	$735,131	$735,131	$693,461	$693,461
Other investments	471	471	253	253
Derivative instruments	2,465	2,465	353	353

Financial liabilities
Derivative instruments	487	487	1,505	1,505
Long-term debt	654,113	654,113	—	—

The following techniques and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Redemption settlement assets, restricted — Redemption settlement assets, restricted are recorded at fair value based on quoted market prices for the same or similar securities.

Other investments — Other investments consist of marketable securities and are included in other current assets in the consolidated and combined balance sheets. Other investments are recorded at fair value based on quoted market prices for the same or similar securities.

Derivative instruments — The Company’s foreign currency cash flow hedges and foreign currency exchange forward contracts are recorded at fair value based on a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs.

Long-term debt — The fair value is estimated based on the current observable market rates available to the Company for similar debt instruments with similar remaining maturities or quoted market prices for the same transaction.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2021 and 2020:

	Balance at	Fair Value Measurements at
	December 31,	December 31, 2021 Using
	2021	Level 1	Level 2	Level 3

	(in thousands)
Mutual funds (1)	$25,990	$25,990	$—	$—
Corporate bonds (1)	650,389	—	650,389	—
Marketable securities (2)	471	471	—	—
Derivative instruments (3)	2,465	—	2,465	—
Total assets measured at fair value	$679,315	$26,461	$652,854	$—

Derivative instruments (3)	$487	$—	$487	$—
Total liabilities measured at fair value	$487	$—	$487	$—

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	Balance at	Fair Value Measurements at
	December 31,	December 31, 2020 Using
	2020	Level 1	Level 2	Level 3

	(in thousands)
Mutual funds (1)	$26,850	$26,850	$—	$—
Corporate bonds (1)	611,184	—	611,184	—
Marketable securities (2)	253	253	—	—
Derivative instruments (3)	353	—	353	—
Total assets measured at fair value	$638,640	$27,103	$611,537	$—

Derivative instruments (3)	$1,505	$—	$1,505	$—
Total liabilities measured at fair value	$1,505	$—	$1,505	$—
(1)	Amounts are included in redemption settlement assets in the consolidated and combined balance sheets.
(2)	Amounts are included in other current assets in the consolidated and combined balance sheets.
(3)	Amounts are included in other current assets and other current liabilities in the consolidated and combined balance sheets.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2021 and 2020. There were no Level 3 financial instruments held during the years ended December 31, 2021 and 2020.

Financial Instruments Disclosed but Not Carried at Fair Value

The following table provides assets and liabilities disclosed but not carried at fair value as of December 31, 2021:

	Balance at	Fair Value Measurements at
	December 31,	December 31, 2021 Using
	2021	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$654,113	$—	$654,113	$—
Total liabilities measured at fair value	$654,113	$—	$654,113	$—

There were no assets or liabilities disclosed but not carried at fair value as of December 31, 2020.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For the year ended December 31, 2021, the Company recognized a goodwill impairment charge of $50.0 million. See Note 11, “Intangible Assets and Goodwill,” for more information.

For the year ended December 31, 2019, as part of restructuring and other charges, the Company recorded asset impairments of $40.7 million, of which $40.2 million was included in the BrandLoyalty segment and $0.4 million was included in the AIR MILES Reward Program segment, related to the discontinuance of certain product lines within inventory and the impairment of certain prepaid assets and fixed assets. See Note 13, “Restructuring and Other Charges,” for more information.

23. SEGMENT INFORMATION

Operating segments are defined by ASC 280, “Segment Reporting,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

how to allocate resources and in assessing performance. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and services.

●	The AIR MILES Reward Program is a full-service outsourced coalition loyalty program for our sponsors, who pay us a fee per AIR MILES reward mile issued, in return for which we provide all marketing, customer service, rewards and redemption management.
●	BrandLoyalty designs, implements, conducts and evaluates innovative and tailor-made loyalty programs for grocers and other high-frequency retailers worldwide. These loyalty programs are designed to generate immediate changes in consumer behavior and are offered through leading grocers across Europe and Asia, as well as around the world.
●	Corporate and other consists of corporate overhead not allocated to any of the Company’s segments.

Income taxes and equity in earnings (losses) from related party investments accounted for under the equity method are not included in the computation of segment operating profit for internal evaluation purposes.

	AIR MILES		Corporate/
Year Ended December 31, 2021	Reward Program	BrandLoyalty	Other	Eliminations	Total

	(in thousands)
Revenues	$284,744	$450,609	$—	$(46)	$735,307

Income (loss) before income taxes	$118,699	$(42,883)	$(25,984)	$—	$49,832
Interest (income) expense, net	(749)	311	5,972	—	5,534
Depreciation and amortization	24,054	12,630	—	—	36,684
Stock compensation expense	1,952	2,692	1,615	—	6,259
Goodwill impairment	—	50,000	—	—	50,000
Strategic transaction costs	3,842	9,362	4,478	—	17,682
Adjusted EBITDA (1)	$147,798	$32,112	$(13,919)	$—	$165,991

Capital expenditures	$11,789	$6,424	$—	$—	$18,213

	AIR MILES		Corporate/
Year Ended December 31, 2020	Reward Program	BrandLoyalty	Other	Eliminations	Total

	(in thousands)
Revenues	$277,121	$487,685	$—	$—	$764,806

Income (loss) before income taxes	$131,630	$(20,670)	$(14,315)	$—	$96,645
Interest (income) expense, net	(1,071)	237	—	—	(834)
Depreciation and amortization	18,658	59,283	—	—	77,941
Stock compensation expense	2,137	3,361	1,519	—	7,017
Gain on sale of business, net of strategic transaction costs	(7,816)	—	—	—	(7,816)
Strategic transaction costs	329	—	—	—	329
Restructuring and other charges	158	(50)	—	—	108
Adjusted EBITDA (1)	$144,025	$42,161	$(12,796)	$—	$173,390

Capital expenditures	$17,360	$6,959	$—	$—	$24,319

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	AIR MILES		Corporate/
Year Ended December 31, 2019	Reward Program	BrandLoyalty	Other	Eliminations	Total

	(in thousands)
Revenues	$384,021	$649,110	$—	$—	$1,033,131

Income (loss) before income taxes	$137,474	$(34,409)	$(14,823)	$—	$88,242
Interest (income) expense, net	(1,722)	4,057	—	—	2,335
Depreciation and amortization	21,088	59,091	—	—	80,179
Stock compensation expense	3,878	3,326	1,872	—	9,076
Strategic transaction costs	963	18	—	—	981
Restructuring and other charges	3,487	47,293	—	—	50,780
Adjusted EBITDA (1)	$165,168	$79,376	$(12,951)	$—	$231,593

Capital expenditures	$29,094	$12,363	$—	$—	$41,457
(1)	Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on GAAP, plus (income) loss from investment in unconsolidated subsidiaries – related party, provision for income taxes, interest expense (income), net, depreciation and other amortization, amortization of purchased intangibles, and stock compensation expense. Adjusted EBITDA also excludes the gain on the sale of Precima in 2020, strategic transaction costs, which represent costs for professional services and other costs associated with strategic initiatives, including the spinoff and amounts associated with the Tax Matters and Employee Matters agreement, goodwill impairment, and restructuring and other charges for actions taken in 2019.

The table below reconciles the reportable segments’ total assets to consolidated and combined total assets:

	AIR MILES		Corporate/
	Reward Program	BrandLoyalty	Other	Total

	(in thousands)
Total Assets
December 31, 2021	$1,290,919	$956,740	$76,068	$2,323,727
December 31, 2020	$1,332,388	$1,089,937	$35,739	$2,458,064

With respect to information concerning principal geographic areas, revenues are based on the location of the subsidiary that generally correlates with the location of the customer. Information concerning principal geographic areas is as follows:

			Europe,
	United		Middle East
	States	Canada	and Africa	Asia Pacific	Other	Total

	(in thousands)
Revenues
Year Ended December 31, 2021	$2,637	$301,614	$338,427	$81,867	$10,762	$735,307
Year Ended December 31, 2020	$11,090	$286,876	$332,632	$80,546	$53,662	$764,806
Year Ended December 31, 2019	$40,111	$352,163	$449,140	$121,731	$69,986	$1,033,131

Long Lived Assets
December 31, 2021	$21,428	$296,800	$596,145	$1,075	$92	$915,540
December 31, 2020	$—	$311,530	$714,317	$1,902	$148	$1,027,897

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

As of December 31, 2021, 2020 and 2019, revenues from the Bank of Montreal were $125.0 million, $117.3 million and $120.9 million, respectively, which represented approximately 17%, 15% and 12% of respective consolidated and combined revenues, and are included in the AIR MILES Reward Program segment.

24. SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the consolidated and combined statements of cash flows:

	December 31,	December 31,	December 31,
	2021	2020	2019

	(in thousands)
Cash and cash equivalents	$167,601	$278,841	$124,981
Restricted cash included within other current assets (1)	6,249	3,257	10,842
Restricted cash included within redemption settlement assets, restricted (2)	58,752	55,427	39,309
Total cash, cash equivalents and restricted cash	$232,602	$337,525	$175,132
(1)	Includes cash restricted for travel deposits within the AIR MILES Reward Program.
(2)	See Note 8, “Redemption Settlement Assets,” for additional information regarding the nature of restrictions on redemption settlement assets.

The Separation was completed on November 5, 2021 through the non-cash pro rata distribution of 81% of the outstanding shares of Loyalty Ventures to holders of ADS common stock at the close of business on the record date of October 27, 2021, with ADS retaining the remaining 19% of the outstanding shares of Loyalty Ventures. Pursuant to the Separation agreement, the net assets of certain corporate entities associated with the international businesses of $7.6 million were contributed to the Company by ADS. Additionally, the Company established certain contractual and indemnification assets and liabilities pursuant to the Tax Matters Agreement of $29.4 million and $83.6 million, respectively, and the Employee Matters Agreement of $11.9 million and $1.3 million, respectively. See Note 25, “Related Party Transactions,” for more information.

25. RELATED PARTY TRANSACTIONS

Transactions between the Company and ADS were considered to be effectively settled at the time the transaction was recorded. The net effect of the settlement of these intercompany transactions is reflected in the consolidated and combined statements of cash flows as a financing activity as net transfers to Parent and in the consolidated and combined balance sheets as Parent’s net investment.

ADS allocated $12.6 million, $14.3 million and $14.8 million of corporate overhead costs that directly or indirectly benefit the Company for the years ended December 31, 2021, 2020 and 2019, respectively, that are included in general and administrative expense within the Company’s consolidated and combined statements of income. These assessments relate to information technology, finance, accounting, and tax services provided, as well as human resources, and other functional support. These allocations were determined based on management estimates on the number of employees and non-employee costs associated with the use of these functions by the Company and may not be indicative of the costs that the Company would otherwise incur on a standalone basis.

In 2019, the Company received a capital contribution of $288.7 million, and the cash was used to repay certain notes payable due to subsidiaries of ADS. See Note 15, “Debt,” for additional information.

In addition, the Company had certain investments in unconsolidated subsidiaries that were consolidated subsidiaries of the Parent. See Note 12, “Investments in Unconsolidated Subsidiaries - Related Party,” for additional information.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

In January 2021, the Company paid cash dividends to ADS of $124.2 million, of which $4.2 million was withheld for taxes.

In November 2021, in connection with the Separation, the Company made a distribution to ADS of $750.0 million.

Pursuant to the Separation agreement, the assets and liabilities of certain corporate entities associated with the international businesses were contributed to the Company by ADS. The assets and liabilities contributed are as follows:

November 5,
2021
(in thousands)
Assets:
Cash and cash equivalents	$5,637
Accounts receivable, net	1,996
Right of use assets - operating	10
Total assets	$7,643
Liabilities:
Accrued expenses	$17
Current operating lease liabilities	12
Total liabilities	$29

Pursuant to the terms of the Tax Matters Agreement, ADS will be responsible for all pre-distribution tax payables and tax reserves but will also be entitled to receive all pre-distribution tax receivables when realized. As a result, the Company established certain indemnification and contractual assets of $29.4 million, which were included in accounts receivables and other non-current assets as well as $83.6 million in contractual liabilities of which $82.6 million were included in accrued expenses and $1.0 million included in other liabilities in the Company’s consolidated and combined balance sheet on the date of the Separation. The Company received $5.3 million from ADS and paid ADS $2.7 million in connection with amounts due and owed under the Tax Matters Agreement. It was also determined that $4.0 million of the indemnification asset would not be paid by ADS, as the Company released the associated tax reserve, and as such the indemnification asset was written off and included in general and administrative expenses in the Company’s consolidated and combined statement of income for the year ended December 31, 2021. As such, as of December 31, 2021, the assets and liabilities related to the tax matters agreement were $20.1 million and $81.0 million, respectively.

Pursuant to the terms of the Transition Services Agreement, ADS will provide various corporate, administrative and information technology services to the Company, subsequent to the Separation. Amounts incurred during the year ended December 31, 2021, subsequent to the Separation, was $0.5 million and has been included in the general and administrative expenses in the Company’s consolidated and combined statement of income.

LOYALTY VENTURES INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

26. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2021 and 2020 are presented below.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021

	(in thousands, except per share amounts)
Revenues	$176,554	$150,905	$169,257	$238,591
Operating expenses	148,565	130,418	132,998	267,960
Operating income (loss)	27,989	20,487	36,259	(29,369)
Interest (income) expense, net	(69)	(113)	(136)	5,852
Income (loss) before income taxes and loss (income) from investment in unconsolidated subsidiaries	28,058	20,600	36,395	(35,221)
Provision for income taxes	8,984	6,090	16,542	20,559
Loss (income) from investment in unconsolidated subsidiaries – related party, net of tax	36	5	(4,108)	—
Net income (loss)	$19,038	$14,505	$23,961	$(55,780)

Net income (loss) per share:
Basic	$0.77	$0.59	$0.97	$(2.27)
Diluted	$0.77	$0.59	$0.97	$(2.27)

Weighted average shares:
Basic	24,585	24,585	24,585	24,585
Diluted	24,585	24,585	24,585	24,591

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020

	(in thousands, except per share amounts)
Revenues	$198,105	$151,071	$184,756	$230,874
Operating expenses	166,113	130,795	170,261	212,702
Operating income	31,992	20,276	14,495	18,172
Gain on sale of a business	(10,876)	—	—	—
Interest income, net	(267)	(82)	(167)	(318)
Income before income taxes and loss (income) from investment in unconsolidated subsidiaries	43,135	20,358	14,662	18,490
Provision for income taxes	13,408	441	3,534	3,941
Loss (income) from investment in unconsolidated subsidiaries – related party, net of tax	68	(10)	148	40
Net income	$29,659	$19,927	$10,980	$14,509

Net income per share:
Basic	$1.21	$0.81	$0.45	$0.59
Diluted	$1.21	$0.81	$0.45	$0.59

Weighted average shares:
Basic	24,585	24,585	24,585	24,585
Diluted	24,585	24,585	24,585	24,585

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to	Write-Offs	Balance at
	Beginning of	Costs and	Other	Net of	End of
Description	Year	Expenses	Accounts (1)	Recoveries (2)	Year

	(in thousands)
Allowance for Doubtful Accounts—Accounts receivable:
Year Ended December 31, 2021	$3,953	$(906)	$1,701	$(94)	$4,654
Year Ended December 31, 2020	$3,396	$1,128	$—	$(571)	$3,953
Year Ended December 31, 2019	$224	$3,600	$—	$(428)	$3,396
(1)	Amounts of certain corporate entities associated with the international businesses contributed to the Company by ADS in connection with the Separation.
(2)	Amounts written off during the year, net of recoveries and foreign exchange impact.

S-II