Form 10-Q
period 2022-03-31
Loyalty Ventures Inc.
filed 2022-05-06
CIK 1870997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40776

Loyalty Ventures Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-1353472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8235 Douglas Avenue, Suite 1200

Dallas, Texas 75225

(Address of principal executive offices, including zip code)

(972) 338-5170

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 2, 2022, 24,611,546 shares of common stock were outstanding.

LOYALTY VENTURES INC.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

LOYALTY VENTURES INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021

	(in thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$139,724	$167,601
Accounts receivable, net, less allowance for doubtful accounts ($3.9 million and $4.7 million at March 31, 2022 and December 31, 2021, respectively)	271,084	288,251
Inventories, net	213,183	188,577
Redemption settlement assets, restricted	699,531	735,131
Other current assets	28,653	28,627
Total current assets	1,352,175	1,408,187
Property and equipment, net	74,563	79,959
Right of use assets - operating	96,459	99,515
Deferred tax asset, net	58,363	58,128
Intangible assets, net	2,729	3,095
Goodwill	639,947	649,958
Other non-current assets	24,739	24,885
Total assets	$2,248,975	$2,323,727
LIABILITIES AND EQUITY
Accounts payable	$81,149	$103,482
Accrued expenses	136,660	144,997
Deferred revenue	916,679	924,789
Current operating lease liabilities	9,414	10,055
Current debt	50,625	50,625
Other current liabilities	133,527	118,444
Total current liabilities	1,328,054	1,352,392
Deferred revenue	95,443	97,167
Long-term operating lease liabilities	100,422	103,242
Long-term debt	591,714	603,488
Other liabilities	20,676	20,874
Total liabilities	2,136,309	2,177,163
Commitments and contingencies
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 24,612 shares and 24,585 shares at March 31, 2022 and December 31, 2021, respectively	246	246
Additional paid-in-capital	269,847	266,775
Accumulated deficit	(54,365)	(55,383)
Accumulated other comprehensive loss	(103,062)	(65,074)
Total equity	112,666	146,564
Total liabilities and equity	$2,248,975	$2,323,727

See accompanying notes to unaudited condensed consolidated and combined financial statements.

LOYALTY VENTURES INC.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2022	2021

	(in thousands, except per share amounts)
Revenues
Redemption, net	$84,976	$104,864
Services	63,783	66,223
Other	6,186	5,467
Total revenue	154,945	176,554
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	127,878	135,846
General and administrative	6,209	3,685
Depreciation and other amortization	9,125	8,595
Amortization of purchased intangibles	288	439
Total operating expenses	143,500	148,565
Operating income	11,445	27,989
Interest expense (income), net	9,052	(69)
Income before income taxes and loss from investment in unconsolidated subsidiary	2,393	28,058
Provision for income taxes	1,375	8,984
Loss from investment in unconsolidated subsidiary – related party, net of tax	—	36
Net income	$1,018	$19,038

Net income per share (Note 3):
Basic	$0.04	$0.77
Diluted	$0.04	$0.77

Weighted average shares (Note 3):
Basic	24,598	24,585
Diluted	24,626	24,585

See accompanying notes to unaudited condensed consolidated and combined financial statements.

LOYALTY VENTURES INC.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Net income	$1,018	$19,038

Other comprehensive income (loss):
Unrealized loss on securities available-for-sale	(20,801)	(6,400)
Tax benefit	—	—
Unrealized loss on securities available-for-sale, net of tax	(20,801)	(6,400)

Unrealized gain on cash flow hedges	2	1,121
Tax benefit (expense)	34	(204)
Unrealized gain on cash flow hedges, net of tax	36	917

Foreign currency translation adjustments	(17,223)	(29,699)

Other comprehensive loss, net of tax	(37,988)	(35,182)

Total comprehensive loss, net of tax	$(36,970)	$(16,144)

See accompanying notes to unaudited condensed consolidated and combined financial statements.

LOYALTY VENTURES INC.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

						Accumulated
			Additional		Former	Other
	Common Stock		Paid-In	Accumulated	Parent's Net	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Investment	Loss	Equity

	(in thousands)
Balance as of January 1, 2022	24,585	$246	$266,775	$(55,383)	$—	$(65,074)	$146,564
Net income	—	—	—	1,018	—	—	1,018
Other comprehensive loss	—	—	—	—	—	(37,988)	(37,988)
Net transfers from former Parent for Separation-related transactions	—	—	1,354	—	—	—	1,354
Stock-based compensation	—	—	2,328	—	—	—	2,328
Other	27	—	(610)	—	—	—	(610)
Balance as of March 31, 2022	24,612	$246	$269,847	$(54,365)	$—	$(103,062)	$112,666

						Accumulated
			Additional		Former	Other
	Common Stock		Paid-In	Accumulated	Parent's Net	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Investment	Income (Loss)	Equity

	(in thousands)
Balance as of January 1, 2021	—	$—	$—	$—	$1,093,920	$381	$1,094,301
Net income	—	—	—	—	19,038	—	19,038
Other comprehensive loss	—	—	—	—	—	(35,182)	(35,182)
Change in former Parent’s net investment	—	—	—	—	(119,731)	—	(119,731)
Balance as of March 31, 2021	—	$—	$—	$—	$993,227	$(34,801)	$958,426

See accompanying notes to unaudited condensed consolidated and combined financial statements.

LOYALTY VENTURES INC.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,018	$19,038
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,413	9,034
Deferred income tax benefit	(1,054)	(478)
Non-cash stock compensation	2,328	1,853
Change in other operating assets and liabilities:
Change in deferred revenue	(20,700)	4,433
Change in accounts receivable	16,800	16,518
Change in accounts payable and accrued expenses	(28,551)	(23,778)
Change in other assets	(25,778)	15,913
Change in other liabilities	14,440	49,402
Other	3,366	4,922
Net cash (used in) provided by operating activities	(28,718)	96,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets, restricted	(8,324)	(13,109)
Capital expenditures	(3,698)	(4,548)
Distributions from investment in unconsolidated subsidiary – related party	—	795
Net cash used in investing activities	(12,022)	(16,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,000	—
Repayments of borrowings	(13,656)	—
Dividends paid to former Parent	—	(120,000)
Net transfers to former Parent	—	(3,514)
Net transfers from former Parent for Separation-related transactions	1,569	—
Other	(579)	—
Net cash used in financing activities	(11,666)	(123,514)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(662)	(1,571)

Change in cash, cash equivalents and restricted cash	(53,068)	(45,090)
Cash, cash equivalents and restricted cash at beginning of year	232,602	337,525
Cash, cash equivalents and restricted cash at end of year	$179,534	$292,435

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$8,280	$92
Income taxes paid, net	$8,535	$15,769

See accompanying notes to unaudited condensed consolidated and combined financial statements.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

On November 5, 2021, Bread Financial Holdings, Inc., previously named Alliance Data Systems Corporation (“former Parent”), completed the spinoff of its LoyaltyOne reportable segment (the “Separation”) into an independent, publicly traded company, Loyalty Ventures Inc. (the “Company” or “Loyalty Ventures”).

Loyalty Ventures provides coalition and campaign-based loyalty solutions through the Canadian AIR MILES® Reward Program and BrandLoyalty Group B.V. (“BrandLoyalty”). The AIR MILES Reward Program is a full-service outsourced coalition loyalty program for its sponsors who pay a fee per AIR MILES reward mile issued, in return for which the AIR MILES Reward Program provides all marketing, customer service, rewards and redemption management. BrandLoyalty designs, implements, conducts and evaluates innovative and tailor-made loyalty programs for high frequency retailers worldwide. These loyalty programs are designed to generate immediate changes in consumer behavior and are offered across Europe and Asia, as well as around the world.

Basis of Presentation

Prior to the Separation, the Company had operated as part of the former Parent and not as a standalone company. The unaudited condensed combined financial statements for the three months ended March 31, 2021 have been derived from the former Parent’s historical accounting records and are presented on a “carve-out” basis. The unaudited condensed combined financial statements for the three months ended March 31, 2021 also include allocations of certain general and administrative expenses from the former Parent that directly or indirectly benefited Loyalty Ventures’ business. However, amounts recognized by the Company are not necessarily representative of the amounts that would have been reflected in the unaudited condensed combined financial statements had the Company operated independently. The former Parent’s third-party long-term debt and the related interest expense was not allocated for the three months ended March 31, 2021 as the Company was not the legal obligor of such debt. The former Parent’s net investment represents its interest in the recorded net assets of the Company. All significant transactions between the Company and its former Parent have been included in the accompanying unaudited condensed combined financial statements. Transactions with the former Parent as contributions to the carve-out entity or distributions from the carve-out entity are reflected in the accompanying unaudited condensed combined statements of equity as “Change in former Parent’s net investment.”

The unaudited consolidated financial statements for the three months ended March 31, 2022 were based on the reported results of Loyalty Ventures as a standalone company and prepared on a consolidated basis.

All significant intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying unaudited condensed consolidated and combined financial statements.

The Company’s unaudited condensed consolidated and combined financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s unaudited condensed consolidated and combined financial statements and accompanying notes are presented in U.S. Dollars (“USD”), the Company’s reporting currency.

The unaudited condensed consolidated and combined financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

indicative of the operating results to be expected for any subsequent interim period or for the fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022.

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

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification (“ASC”) 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company is evaluating the impact that adoption of ASU 2021-08 will have on its consolidated financial statements.

2. REVENUE

The Company’s products and services are reported under two segments—AIR MILES Reward Program and BrandLoyalty, as shown below. The following tables present revenue disaggregated by major source, as well as geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

	AIR MILES
Three Months Ended March 31, 2022	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$62,401	$—	$—	$62,401
Campaign-based loyalty programs	—	87,600	—	87,600
Other	41	1,681	(44)	1,678
Revenue from contracts with customers	$62,442	$89,281	$(44)	$151,679

Investment income	3,266	—	—	3,266
Total	$65,708	$89,281	$(44)	$154,945

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	AIR MILES
Three Months Ended March 31, 2021	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$66,745	$—	$—	$66,745
Campaign-based loyalty programs	—	106,297	—	106,297
Other	—	—	—	—
Revenue from contracts with customers	$66,745	$106,297	$—	$173,042

Investment income	3,512	—	—	3,512
Total	$70,257	$106,297	$—	$176,554

	AIR MILES
Three Months Ended March 31, 2022	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$—	$—	$—	$—
Canada	65,708	6,020	(44)	71,684
Europe, Middle East and Africa	—	62,689	—	62,689
Asia Pacific	—	18,278	—	18,278
Other	—	2,294	—	2,294
Total	$65,708	$89,281	$(44)	$154,945

	AIR MILES
Three Months Ended March 31, 2021	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$—	$1,045	$—	$1,045
Canada	70,257	9,685	—	79,942
Europe, Middle East and Africa	—	79,414	—	79,414
Asia Pacific	—	14,919	—	14,919
Other	—	1,234	—	1,234
Total	$70,257	$106,297	$—	$176,554

Contract Liabilities

The Company records a contract liability when cash payments are received in advance of its performance, which applies to the service and redemption of an AIR MILES reward mile and the reward products for its campaign-based loyalty programs.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total

	(in thousands)
Balance at January 1, 2022	$230,492	$791,464	$1,021,956
Cash proceeds	40,352	62,538	102,890
Revenue recognized (1)	(47,220)	(76,573)	(123,793)
Other	—	306	306
Effects of foreign currency translation	2,399	8,364	10,763
Balance at March 31, 2022	$226,023	$786,099	$1,012,122
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$130,580	$786,099	$916,679
Deferred revenue (non-current)	$95,443	$—	$95,443
(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $107.1 million in 2022, $77.9 million in 2023, $37.2 million in 2024, and $3.8 million in 2025.

The contract liabilities for BrandLoyalty’s campaign-based loyalty programs are recognized in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The beginning balance as of January 1, 2022 was $85.4 million and the closing balance as of March 31, 2022 was $100.7 million, with the change due to cash payments received in advance of program performance, offset in part by revenue recognized of approximately $66.7 million during the three months ended March 31, 2022.

3. EARNINGS PER SHARE

A total of 24,585,237 shares of Loyalty Ventures common stock were outstanding at November 5, 2021, the date of the Separation, and this share amount was utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation. For the three months ended March 31, 2021, these shares are treated as issued and outstanding for purposes of calculating historical basic and diluted earnings per share.

For the three months ended March 31, 2022, the calculation of basic and diluted earnings per share is based on the weighted average number of common shares outstanding. The dilutive effect of equity awards of Loyalty Ventures granted subsequent to the Separation is included in the diluted calculation.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands, except per share amounts)
Numerator:
Net income	$1,018	$19,038

Denominator:
Weighted average shares, basic	24,598	24,585
Weighted average effect of dilutive securities:
Net effect of dilutive unvested restricted stock(1)	28	—
Denominator for diluted calculation	24,626	24,585

Basic net income per share:	$0.04	$0.77
Diluted net income per share:	$0.04	$0.77
(1)	For the three months ended March 31, 2022, there were 0.2 million restricted stock units that were anti-dilutive. For the three months ended March 31, 2021, there are no dilutive equity instruments as there were no equity awards of Loyalty Ventures outstanding prior to the Separation.

4. INVENTORIES, NET

Inventories, net of $213.2 million and $188.6 million at March 31, 2022 and December 31, 2021, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

5. REDEMPTION SETTLEMENT ASSETS, RESTRICTED

Redemption settlement assets consist of restricted cash, mutual funds, and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	March 31,	December 31,
	2022	2021
	Fair Value	Fair Value

	(in thousands)
Restricted cash	$29,256	$58,752
Mutual funds	24,955	25,990
Corporate bonds	645,320	650,389
Total	$699,531	$735,131

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The following table shows the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022				December 31, 2021
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in thousands)
Corporate bonds	$663,980	$783	$(19,443)	$645,320	$648,248	$6,389	$(4,248)	$650,389
Total	$663,980	$783	$(19,443)	$645,320	$648,248	$6,389	$(4,248)	$650,389

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2022 and December 31, 2021, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2022
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in thousands)
Corporate bonds	$347,095	$(11,395)	$112,652	$(8,048)	$459,747	$(19,443)
Total	$347,095	$(11,395)	$112,652	$(8,048)	$459,747	$(19,443)

	December 31, 2021
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in thousands)
Corporate bonds	$104,052	$(1,341)	$123,382	$(2,907)	$227,434	$(4,248)
Total	$104,052	$(1,341)	$123,382	$(2,907)	$227,434	$(4,248)

The amortized cost and estimated fair value of the securities available-for-sale at March 31, 2022 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$131,903	$132,384
Due after one year through five years	515,585	497,130
Due after five years through ten years	16,492	15,806
Total	$663,980	$645,320

Market values were determined for each individual security in the investment portfolio. The Company recorded losses associated with the change in fair value of mutual funds of $1.3 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

For available-for-sale debt securities in which fair value is less than cost, ASC 326, “Financial Instruments – Credit Losses,” requires that credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of March 31, 2022, the Company does not consider its investments to be impaired.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

Gains from the sale of investment securities were de minimis for the three months ended March 31, 2022. There were no realized gains or losses from the sale of investment securities for the three months ended March 31, 2021.

6. LEASES

The Company has operating leases for general office properties, warehouses, data centers, customer care centers, automobiles and certain equipment. As of March 31, 2022, the Company’s leases have remaining lease terms of less than 1 year to 12 years, some of which may include renewal options. For leases in which the implicit rate is not readily determinable, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease.

Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Operating lease cost	$3,742	$3,991
Short-term lease cost	70	84
Variable lease cost	1,134	1,131
Total	$4,946	$5,206

Sublease income was $0.9 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, and is presented net of lease expense.

Other information related to leases was as follows:

	March 31,	March 31,
	2022	2021
Weighted-average remaining lease term (in years):
Operating leases	10.5	11.2
Weighted-average discount rate:
Operating leases	4.7%	4.6%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,969	$4,164
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$852	$7

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

Maturities of the lease liabilities as of March 31, 2022 were as follows:

Operating
Year	Leases
(in thousands)
2022 (excluding the three months ended March 31, 2022)	$10,683
2023	14,122
2024	13,262
2025	12,909
2026	12,540
Thereafter	77,013
Total undiscounted lease liabilities	140,529
Less: Amount representing interest	(30,693)
Total present value of minimum lease payments	$109,836

Amounts recognized in the March 31, 2022 consolidated balance sheet:
Current operating lease liabilities	$9,414
Long-term operating lease liabilities	100,422
Total	$109,836

7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	March 31, 2022
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in thousands)
Tradenames	$31,430	$(28,701)	$2,729	8‑15 years—straight line
Total intangible assets	$31,430	$(28,701)	$2,729

	December 31, 2021
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in thousands)
Tradenames	$32,289	$(29,194)	$3,095	8‑15 years—straight line
Collector database	55,397	(55,397)	—	5 years—straight line
Total intangible assets	$87,686	$(84,591)	$3,095

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(in thousands)
2022 (excluding the three months ended March 31, 2022)	$852
2023	1,136
2024	583
2025	30
2026	30
Thereafter	98

Goodwill

The changes in the carrying amount of goodwill are as follows:

	AIR MILES
	Reward Program	BrandLoyalty (1)	Total

	(in thousands)
Balance at January 1, 2022	$194,767	$455,191	$649,958
Effects of foreign currency translation	2,103	(12,114)	(10,011)
Balance at March 31, 2022	$196,870	$443,077	$639,947
(1)	Amount of goodwill as of March 31, 2022 and December 31, 2021 is net of an accumulated goodwill impairment charge of $50.0 million within the BrandLoyalty segment incurred as of December 31, 2021. As of December 31, 2021, Management’s estimated fair value of its BrandLoyalty reporting unit exceeded its carrying value by less than 10%.

The Company tests goodwill for impairment annually, as of July 1, or when events and circumstances change that would indicate the carrying value may not be recoverable. As of March 31, 2022, the Company does not believe it is more likely than not that the fair value of any reporting unit is less than its carrying amount. However, with the uncertainty in the macroeconomic environment, future deterioration in the economy, changes in profitability and cash flows, or changes in sales trends or customer demand could adversely impact the Company’s reporting units. In addition, while Russia does not constitute a material portion of the Company’s business, a significant escalation of the conflict’s current scope or expansion of economic disruption to a portion or all of the global economy could further disrupt the Company’s supply chain, broaden inflationary costs, and have a material adverse effect on its results of operations and result in an additional goodwill impairment.

8. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY – RELATED PARTY

The Company previously owned a 99.9% interest in Comenity Canada L.P., a limited partnership, which is a consolidated subsidiary of the former Parent, and was accounted for using the equity method of accounting, as the Company exercised significant influence but did not control the entity. The investment was included in the AIR MILES Reward Program segment. In March 2021, the Company received a partnership distribution from Comenity Canada L.P. of $0.8 million, and the Company’s ownership interest declined from 99.9% to 98.0%.

Under the equity method, the Company’s share of its investee’s earnings or loss is recognized in the consolidated and combined statements of income. The Company recognized a di minimis amount of loss from investment in unconsolidated related party subsidiary for the three months ended March 31, 2021. In August 2021, the Company’s investment in Comenity Canada L.P. was sold to an affiliate of the former Parent.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

9. DEBT

Debt consists of the following:

	March 31,	December 31,
Description	2022	2021	Maturity

	(in thousands)
Revolving credit facility (1)	$—	$—	November 2026
Term loan A	171,719	175,000	November 2026
Term loan B	490,625	500,000	November 2027
Total long-term debt	$662,344	$675,000
Less: unamortized debt issuance costs	20,005	20,887
Less: current portion	50,625	50,625
Long-term portion	$591,714	$603,488
(1)	As of March 31, 2022, availability under the revolving credit facility was $133.9 million as a result of $16.1 million in letters of credit outstanding under the Credit Agreement. As of December 31, 2021, availability under the revolving credit facility was $137.5 million as a result of $12.5 million in letters of credit outstanding under the Credit Agreement.

Credit Agreement

The Company has a senior secured credit agreement (the “Credit Agreement”) which provides for a $175.0 million term loan A facility, a $500.0 million term loan B facility, and a revolving credit facility in the maximum amount of $150.0 million. The term loan A and revolving credit facility mature November 3, 2026. The term loan B matures November 3, 2027.

In the first quarter of 2022, the Company made its quarterly principal amortization payments of $12.7 million applicable to the term loan A and term loan B.

As of March 31, 2022, the Company was in compliance with its financial covenants.

Uncommitted Overdraft Facility

The Company has an uncommitted overdraft facility with Deutsche Bank AG that provides overdraft protection in several currencies, up to a maximum amount of €10.0 million ($11.1 million as of March 31, 2022). Interest is calculated on debit balances at a rate of 3.5% per annum plus a relevant benchmark, due and payable at the end of each quarter. There were no amounts outstanding under the uncommitted overdraft facility as of March 31, 2022 and December 31, 2021, respectively.

10. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in foreign currency exchange rates. Certain derivatives used to manage the Company’s exposure to foreign currency exchange rate movements are not designated as hedges and do not qualify for hedge accounting. The fair value of the Company’s derivative instruments as of March 31, 2022 was $3.0 million included in other current assets and $0.8 million included in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The fair value of the Company’s derivative instruments as of December 31, 2021 was $2.5 million included in other current assets and $0.5 million included in other current liabilities in the Company’s unaudited condensed consolidated balance sheets.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

11. SHARE-BASED PAYMENTS

Stock Compensation Expense

During the three months ended March 31, 2022, the Company awarded 511,855 service-based restricted stock units with a weighted average grant date fair value per share of $24.19 as determined on the date of grant. Service-based restricted stock unit awards typically vest ratably over a three-year period provided that the participant is employed by the Company on each such vesting date.

The Company also awarded 88,033 performance-based restricted stock units with a weighted average grant date fair value per share of $24.19 as determined on the date of grant with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. If the performance targets are met, the restrictions will lapse with respect to 33% of the award on February 15, 2023, an additional 33% of the award on February 15, 2024 and the final 34% of the award on February 15, 2025, provided that the participant is employed by the Company on each such vesting date.

Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated and combined statements of income for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Cost of operations	$1,499	$1,448
General and administrative	829	405
Total	$2,328	$1,853

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:

	Net	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	Translation	Comprehensive
Three Months Ended March 31, 2022	on Securities	Flow Hedges	Adjustments (1)	Loss

	(in thousands)
Balance at January 1, 2022	$2,141	$1,270	$(68,485)	$(65,074)
Changes in other comprehensive income (loss)	(20,801)	36	(17,223)	(37,988)
Balance at March 31, 2022	$(18,660)	$1,306	$(85,708)	$(103,062)

	Net	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	Translation	Comprehensive
Three Months Ended March 31, 2021	on Securities	Flow Hedges	Adjustments (1)	Income (Loss)

	(in thousands)
Balance at January 1, 2021	$18,267	$(700)	$(17,186)	$381
Changes in other comprehensive income (loss)	(6,400)	917	(29,699)	(35,182)
Balance at March 31, 2021	$11,867	$217	$(46,885)	$(34,801)
(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

Other reclassifications from accumulated other comprehensive income (loss) into net income for each of the periods presented were not material.

13. INCOME TAXES

For the three months ended March 31, 2022 and 2021, the Company utilized an effective tax rate of 57.5% and 32.0%, respectively, to calculate its provision for income taxes. The increase in the effective tax rate for the three months ended March 31, 2022 as compared to the respective prior year period was a result of the Company’s increased U.S. corporate expenses. The Company does not believe these expenses will be deductible; therefore, a deferred tax asset has been established with an associated valuation allowance.

14. FINANCIAL INSTRUMENTS

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

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Financial assets
Redemption settlement assets, restricted	$699,531	$699,531	$735,131	$735,131
Other investments	476	476	471	471
Derivative instruments	3,023	3,023	2,465	2,465

Financial liabilities
Derivative instruments	755	755	487	487
Long-term debt	642,339	642,339	654,113	654,113

The following techniques and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Redemption settlement assets, restricted — Redemption settlement assets, restricted are recorded at fair value based on quoted market prices for the same or similar securities.

Other investments — Other investments consist of marketable securities and are included in other current assets in the consolidated balance sheets. Other investments are recorded at fair value based on quoted market prices for the same or similar securities.

Derivative instruments — The Company’s foreign currency cash flow hedges and foreign currency exchange forward contracts are recorded at fair value based on a discounted cash flow analysis on the expected cash flows of each

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs.

Long-term debt —The fair value of the Company’s variable rate long-term debt is based upon the current market rates for debt with similar credit risk and maturity, which approximated its carrying value, as interest is based upon the LIBOR plus an applicable margin.

Financial Assets and Financial Liabilities Fair Value Hierarchy

ASC 820, “Fair Value Measurement,” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2022 and December 31, 2021:

	Balance at	Fair Value Measurements at
	March 31,	March 31, 2022 Using
	2022	Level 1	Level 2	Level 3

	(in thousands)
Mutual funds (1)	$24,955	$24,955	$—	$—
Corporate bonds (1)	645,320	—	645,320	—
Marketable securities (2)	476	476	—	—
Derivative instruments (3)	3,023	—	3,023	—
Total assets measured at fair value	$673,774	$25,431	$648,343	$—

Derivative instruments (3)	$755	$—	$755	$—
Total liabilities measured at fair value	$755	$—	$755	$—

	Balance at	Fair Value Measurements at
	December 31,	December 31, 2021 Using
	2021	Level 1	Level 2	Level 3

	(in thousands)
Mutual funds (1)	$25,990	$25,990	$—	$—
Corporate bonds (1)	650,389	—	650,389	—
Marketable securities (2)	471	471	—	—
Derivative instruments (3)	2,465	—	2,465	—
Total assets measured at fair value	$679,315	$26,461	$652,854	$—

Derivative instruments (3)	$487	$—	$487	$—
Total liabilities measured at fair value	$487	$—	$487	$—
(1)	Amounts are included in redemption settlement assets, restricted in the unaudited condensed consolidated balance sheets.
(2)	Amounts are included in other current assets in the unaudited condensed consolidated balance sheets.
(3)	Amounts are included in other current assets and other current liabilities in the unaudited condensed consolidated balance sheets.

Financial Instruments Disclosed but Not Carried at Fair Value

The following table provides assets and liabilities disclosed but not carried at fair value as of March 31, 2022 and December 31, 2021:

	Balance at	Fair Value Measurements at
	March 31,	March 31, 2022 Using
	2022	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$642,339	$—	$642,339	$—
Total liabilities measured at fair value	$642,339	$—	$642,339	$—

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	Balance at	Fair Value Measurements at
	December 31,	December 31, 2021 Using
	2021	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$654,113	$—	$654,113	$—
Total liabilities measured at fair value	$654,113	$—	$654,113	$—

15. SEGMENT INFORMATION

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

●	The AIR MILES Reward Program is a full-service outsourced coalition loyalty program for its sponsors, who pay the AIR MILES Reward Program a fee per AIR MILES reward mile issued, in return for which it provides all marketing, customer service, rewards and redemption management.
●	BrandLoyalty designs, implements, conducts and evaluates innovative and tailor-made loyalty programs for grocers and other high-frequency retailers worldwide. These loyalty programs are designed to generate immediate changes in consumer behavior and are offered through leading grocers across Europe and Asia, as well as around the world.
●	Corporate and other consists of corporate overhead not allocated to any of the Company’s segments.

Income taxes and equity in earnings (losses) from related party investments accounted for under the equity method are not included in the computation of segment operating profit for internal evaluation purposes.

	AIR MILES		Corporate/
Three Months Ended March 31, 2022	Reward Program	BrandLoyalty	Other	Eliminations	Total

	(in thousands)
Revenues	$65,708	$89,281	$—	$(44)	$154,945

Income (loss) before income taxes	$21,722	$(3,979)	$(15,350)	$—	$2,393
Interest (income) expense, net	(136)	47	9,141	—	9,052
Depreciation and amortization	6,813	2,600	—	—	9,413
Stock compensation expense	707	792	829	—	2,328
Strategic transaction costs	299	776	438	—	1,513
Adjusted EBITDA (1)	$29,405	$236	$(4,942)	$—	$24,699

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	AIR MILES		Corporate/
Three Months Ended March 31, 2021	Reward Program	BrandLoyalty	Other	Eliminations	Total

	(in thousands)
Revenues	$70,257	$106,297	$—	$—	$176,554

Income (loss) before income taxes	$30,162	$1,582	$(3,686)	$—	$28,058
Interest (income) expense, net	(182)	113	—	—	(69)
Depreciation and amortization	5,784	3,250	—	—	9,034
Stock compensation expense	687	761	405	—	1,853
Adjusted EBITDA (1)	$36,451	$5,706	$(3,281)	$—	$38,876
(1)	Adjusted EBITDA is presented in accordance with ASC 280 as it is the primary performance metric utilized to assess performance of the segments and to determine the allocation of resources. Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on GAAP, plus loss from investment in unconsolidated subsidiary – related party, provision for income taxes, interest expense (income), net, depreciation and other amortization, amortization of purchased intangibles, and stock compensation expense. Adjusted EBITDA also excludes strategic transaction costs, which represent costs associated with the Separation, which were comprised of amounts associated with the Employee Matters Agreement.

16. SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the unaudited condensed consolidated and combined statements of cash flows:

	March 31,	March 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$139,724	$217,708
Restricted cash included within other current assets (1)	10,554	2,877
Restricted cash included within redemption settlement assets, restricted (2)	29,256	71,850
Total cash, cash equivalents and restricted cash	$179,534	$292,435
(1)	Includes cash restricted for travel deposits within the AIR MILES Reward Program.
(2)	See Note 5, “Redemption Settlement Assets, Restricted,” for additional information regarding the nature of restrictions on redemption settlement assets.

17. RELATED PARTY TRANSACTIONS

Prior to the Separation, transactions between the Company and its former Parent were considered to be effectively settled at the time the transaction was recorded. The net effect of the settlement of these intercompany transactions is reflected in the unaudited condensed combined statements of cash flow as a financing activity as net transfers to the former Parent for the three months ended March 31, 2021. In January 2021, the Company paid cash dividends to the former Parent of $124.2 million, of which $4.2 million was withheld for taxes.

The former Parent allocated $3.7 million for the three months ended March 31, 2021 of corporate overhead costs that directly or indirectly benefit the Company that is included in general and administrative expense within the Company’s unaudited condensed combined statements of income. These assessments relate to information technology, finance, accounting, and tax services provided, as well as human resources, and other functional support. These allocations were determined based on management estimates on the number of employees and non-employee costs associated with the use of these functions by the Company and may not be indicative of the costs that the Company would otherwise incur on a standalone basis.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

In addition, the Company had an investment in unconsolidated subsidiary that was a consolidated subsidiary of the former Parent. See Note 8, “Investment in Unconsolidated Subsidiary - Related Party,” for additional information.

As part of the Separation, the Company entered into certain agreements with its former Parent, including a Transition Services Agreement, Employee Matters Agreement, and Tax Matters Agreement.

For the three months ended March 31, 2022, the Company incurred $0.6 million of expenses in connection with the Transition Services Agreement for various corporate, administrative and information technology services provided by its former Parent and have been included in general and administrative expenses in the Company’s unaudited condensed consolidated statement of income.

Pursuant to the terms of the Employee Matters Agreement, the Company received a net cash payment of $1.6 million as final settlement of the estimated prorated bonus amounts established at the time of the Separation.

Additionally, the Company has certain assets and liabilities associated with the Tax Matters Agreement. The Company has $20.1 million of accounts receivable as of March 31, 2022 and December 31, 2021, accrued expenses of $80.3 million and $80.0 million as of March 31, 2022 and December 31, 2021, respectively and $1.0 million of other liabilities as of March 31, 2022 and December 31, 2021 included in the Company’s consolidated balance sheets.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “might,” “should,” “would” or other words or phrases of similar import. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially for a variety of reasons, including, among others, continuing impacts related to COVID-19, including variants, reductions in government economic stimulus, labor shortages, reduction in demand from clients, supply chain disruption for our reward suppliers and disruptions in the airline or travel industries; changes in geopolitical conditions, including the Russian invasion of Ukraine; loss of, or reduction in demand for services from, significant clients; loss of active AIR MILES® Reward Program collectors or greater than expected redemptions by the same; unfavorable resolution of pending or future litigation matters; disruption to operations due to the separation from our former parent or failure of the separation to be tax-free; our high level of indebtedness; increases in market interest rates; fluctuation in foreign exchange rates; new regulatory limitations related to consumer protection or data privacy limiting our services; and loss of consumer information due to compromised physical or cyber security. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results or outcomes to differ significantly from management’s expectations, are described in greater detail in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the most recently ended fiscal year as well as those factors discussed in Item 1A and elsewhere in this Quarterly Report on Form 10-Q and in the documents incorporated by reference in this Form 10-Q. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date made, and we undertake no obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, subsequent events, anticipated or unanticipated circumstances or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated and combined financial statements and related notes thereto presented in this quarterly report and the consolidated and combined financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on February 28, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q. See “Caution Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q, and the “Risk Factors” in Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

Basis of Presentation

On November 5, 2021, our former Parent completed the spinoff of its LoyaltyOne segment, or Separation, consisting of the Canadian AIR MILES® Reward Program and BrandLoyalty businesses, into an independent, publicly traded company, Loyalty Ventures Inc. (“Loyalty Ventures,” “we,” or “our”).

Prior to the Separation and for the three months ended March 31, 2021, the unaudited combined financial statements reflected the financial position, results of operations, and cash flows which were derived from the consolidated financial statements and accounting records of the former Parent in accordance with accounting principles generally accepted in the United States, or GAAP, and were prepared on a “carve-out” basis. The combined financial statements also include allocations of certain general and administrative expenses from the former Parent. These allocations relate to information technology, finance, accounting, tax services, human resources, and other functional support and were determined based on management estimates on the number of employees and non-employee costs associated with the use of these functions by us. We were allocated $3.7 million for the three months ended March 31, 2021, for such corporate expenses, which were included within general and administrative expenses in the combined statement of income. The former Parent’s third-party long-term debt and the related interest expense were not allocated for the three months ended

March 31, 2021, as Loyalty Ventures was not the legal obligor of such debt. The combined financial statements for the three months ended March 31, 2021, do not necessarily reflect what the financial position, results of operations, and cash flows would have been had we operated as an independent, publicly traded company. The financial statements for the three months ended March 31, 2022, represent the unaudited consolidated financial statements of Loyalty Ventures.

Overview

Loyalty Ventures is a leading provider of tech-enabled, data-driven consumer loyalty solutions. Our solutions are focused on helping partners achieve their strategic and financial objectives, from increased consumer basket size, shopper traffic and frequency and digital reach to enhanced program reporting and analytics. We help financial services providers, retailers and other consumer-facing businesses create and increase customer loyalty across multiple touch points from traditional to digital to mobile and emerging technologies. We manage our business in two segments, the AIR MILES® Reward Program and BrandLoyalty.

The AIR MILES Reward Program operates as a full-service coalition loyalty program for our sponsors. We provide marketing, customer service, rewards and redemption management for our sponsors. Recently, the AIR MILES Rewards Program introduced a series of improvements to the program as part of its commitment to providing collectors with an enhanced loyalty program that offers more choice, flexibility and value that will continue throughout 2022. The increase in value proposition for our AIR MILES reward miles will have an impact on our redemption revenue, as the cost of redemptions is netted against redemption revenue in accordance with ASC 606, Revenue from Contracts with Customers. We observed an increase in redemptions of 43% for the three months ended March 31, 2022 as compared to the same period in the prior year, due to the rebound of travel along with the launch of our new travel platform that provides more choices for collectors. However, redemption revenue for our AIR MILES Reward Program declined due to our investments providing greater value to the collector. AIR MILES reward miles issued decreased 4% year over year as a result of lower promotional activity from our grocery partners and the exiting of certain partners in the first quarter of 2021 that impacted current issuance relative to prior year.

BrandLoyalty is a leading global provider of campaign-based loyalty solutions for grocers and other high-frequency retailers. Revenue is significantly impacted by the number, type, and timing of programs in market, which can vary significantly year over year. During 2021, we experienced pressure in our supply chain due to strained transportation capacity, labor shortages associated with COVID-19, and the impact of the continued elevated demand. In response to these supply-chain pressures, we have taken actions to build capacity as well as increase our supply chain related resources. However, we expect these pressures to continue throughout 2022. The invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. As announced on March 14, 2022, we have taken steps to pause business in Russia, but will honor our commitments to current programs with Russian grocery chain clients in fulfillment of contractual obligations. Further, we do not plan to offer new loyalty campaigns in Russia for the time being. The vast majority of products we use for our campaign-based loyalty solutions in Russian grocery stores are sourced internationally, and none of the rewards for loyalty campaigns outside of Russia are sourced from Russian suppliers. For the full year 2022, we project that our decision to pause loyalty campaigns for Russian grocery chains will result in lost revenues of approximately $16 million (€15 million). While Russia does not constitute a material portion of our business, a significant escalation of the conflict’s current scope or related expansion of economic disruption to a portion of all or the global economy could further disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations.

While we expect the impacts of COVID-19 on our business to moderate, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, the severity and duration of the pandemic, the continued availability and effectiveness of vaccines and actions taken by government authorities, including restrictions, laws or regulations, and other third parties in response to the pandemic. We continue to actively monitor the impact of COVID-19 on all aspects of our business.

Consolidated and Combined Results of Operations

	Three Months Ended March 31,
	2022	2021	% Change

	(in thousands, except percentages)
Revenues
Redemption, net	$84,976	$104,864	(19)%
Services	63,783	66,223	(4)
Other	6,186	5,467	13
Total revenue	154,945	176,554	(12)
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	127,878	135,846	(6)
General and administrative	6,209	3,685	68
Depreciation and other amortization	9,125	8,595	6
Amortization of purchased intangibles	288	439	(34)
Total operating expenses	143,500	148,565	(3)
Operating income	11,445	27,989	(59)
Interest expense (income), net	9,052	(69)	nm *
Income before income taxes and loss from investment in unconsolidated subsidiary	2,393	28,058	(91)
Provision for income taxes	1,375	8,984	(85)
Loss from investment in unconsolidated subsidiary – related party, net of tax	—	36	nm *
Net income	$1,018	$19,038	(95)%

Key Operating Metrics (in millions):
AIR MILES reward miles issued	1,064.7	1,111.6	(4)%
AIR MILES reward miles redeemed	1,057.1	739.4	43%
Supplemental information:
Average CAD to USD foreign currency exchange rate	0.79	0.79	—%
Average EUR to USD foreign currency exchange rate	1.12	1.21	(7)%

* not meaningful

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Revenue. Total revenue decreased $21.6 million to $154.9 million, or 12%, for the three months ended March 31, 2022 as compared to $176.6 million for the three months ended March 31, 2021. The net decrease was due to the following:

●	Redemption, net. Redemption revenue decreased $19.9 million, or 19%, to $85.0 million for the three months ended March 31, 2022, as redemption revenue from our campaign-based loyalty programs decreased $17.0 million due to the size and timing of programs in market and the negative impact of the decline in the exchange rate. Revenue from our coalition loyalty program decreased $2.9 million despite an increase in AIR MILES reward miles redeemed because of an increase to our value proposition, increasing the cost of redemptions which are netted against revenue in accordance with ASC 606.
●	Services. Services revenue decreased $2.4 million, or 4%, to $63.8 million for the three months ended March 31, 2022 due to the impact of the decline in AIR MILES reward miles issued in 2020 and 2021, as a portion of the consideration from those issuances is deferred and amortized into revenue over the estimated life of an AIR MILES reward mile.
●	Other revenue. Other revenue increased $0.7 million, or 13%, to $6.2 million for the three months ended March 31, 2022, due to ancillary revenue earned on travel bookings within our coalition loyalty program.

Cost of operations. Cost of operations decreased $8.0 million, or 6%, to $127.9 million for the three months ended March 31, 2022 as compared to $135.8 million for the three months ended March 31, 2021 due to an $8.4 million decrease in cost of redemptions due to the decline in redemption revenue associated with our campaign-based loyalty programs within our BrandLoyalty segment.

General and administrative. General and administrative expenses increased $2.5 million, or 68%, to $6.2 million for the three months ended March 31, 2022 as compared to $3.7 million for the three months ended March 31, 2021, due to an increase in payroll and benefits expense, including stock compensation and other amounts associated with the Employee Matters Agreement as well as additional consulting expenses.

Depreciation and other amortization. Depreciation and other amortization increased $0.5 million, or 6%, to $9.1 million for the three months ended March 31, 2022 as compared to $8.6 million for the three months ended March 31, 2021 due in part to the acceleration of amortization associated with certain leasehold improvements.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $0.2 million, or 34%, to $0.3 million for the three months ended March 31, 2022, as compared to $0.4 million for the three months ended March 31, 2021, as a result of the decline in foreign currency exchange rates.

Interest expense (income), net. Total interest expense (income), net increased $9.1 million due the interest expense associated with our senior secured credit agreement entered in connection with the Separation in November 2021.

Taxes. Provision for income taxes decreased $7.6 million to $1.4 million for the three months ended March 31, 2022 from $9.0 million for the three months ended March 31, 2021 due to the decrease in earnings. The increase in the effective tax rate to 57.5% for the three months ended March 31, 2022 as compared to 32.0% in the prior year period was a result of increased U.S. corporate expenses, which we do not believe will be deductible.

Loss from investment in unconsolidated subsidiary – related party, net of tax. Loss from unconsolidated subsidiary – related party in 2021 represented our allocable share of the loss from our investment in our unconsolidated subsidiary, Comenity Canada, L.P., which was sold to an affiliate of our former Parent in August 2021.

Use of Non-GAAP financial measures

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus loss from investment in unconsolidated subsidiary – related party, provision for income taxes, interest expense (income), net, depreciation and other amortization, the amortization of purchased intangibles, and stock compensation expense. Adjusted EBITDA also excludes strategic transaction costs, which were comprised of amounts associated with the Employee Matters agreement entered into as part of the Separation. These items were not included in the measurement of segment adjusted EBITDA as the chief operating decision maker did not factor these expenses for purposes of assessing segment performance and decision making with respect to resource allocations.

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

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net income	$1,018	$19,038
Loss from investment in unconsolidated subsidiary – related party, net of tax	—	36
Provision for income taxes	1,375	8,984
Interest expense (income), net	9,052	(69)
Depreciation and other amortization	9,125	8,595
Amortization of purchased intangibles	288	439
Stock compensation expense	2,328	1,853
Strategic transaction costs (1)	1,513	—
Adjusted EBITDA	$24,699	$38,876
(1)	Represents costs associated with the Separation, which were comprised of amounts associated with the Employee Matters Agreement.

Segment Revenue and Adjusted EBITDA

	Three Months Ended March 31,
	2022	2021	% Change

	(in thousands, except percentages)
Revenue:
AIR MILES Reward Program	$65,708	$70,257	(6)%
BrandLoyalty	89,281	106,297	(16)
Corporate/Other	—	—	—
Eliminations	(44)	—	nm *
Total	$154,945	$176,554	(12)%

Adjusted EBITDA
AIR MILES Reward Program	$29,405	$36,451	(19)%
BrandLoyalty	236	5,706	(96)
Corporate/Other	(4,942)	(3,281)	51
Total	$24,699	$38,876	(36)%

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Revenue. Total revenue decreased $21.6 million, or 12%, to $154.9 million for the three months ended March 31, 2022 from $176.6 million for the three months ended March 31, 2021. The decrease was due to the following:

●	AIR MILES Reward Program. Revenue decreased $4.5 million, or 6%, to $65.7 million for the three months ended March 31, 2022, as revenue was impacted by a decline in issuance revenue, included in service revenue, of $2.8 million due to the decrease in the number of AIR MILES reward miles issued in 2020 and 2021, and a decline of $2.9 million in redemption revenue due to the increase in the value proposition that negatively impacts the cost of redemptions, which are netted against revenue in accordance with ASC 606.
●	BrandLoyalty. Revenue decreased $17.0 million, or 16%, to $89.3 million for the three months ended March 31, 2022, due to the size and timing of programs in market, which can vary between quarters in the comparative years. In addition, our first quarter is traditionally a seasonally slow period with the fourth quarter typically being our strongest quarter due to increased consumer spending patterns, including the holiday shopping period.

Adjusted EBITDA. Adjusted EBITDA decreased $14.2 million, or 36%, to $24.7 million for the three months ended March 31, 2022 from $38.9 million for the three months ended March 31, 2021. The decrease was due to the following:

●	AIR MILES Reward Program. Adjusted EBITDA decreased $7.0 million, or 19%, to $29.4 million for the three months ended March 31, 2022 due to the decrease in revenue, an increase in payroll and benefits expense attributable to an increase in severance, incentive compensation, and new hires in business development and information technology, and an increase in consulting costs.
●	BrandLoyalty. Adjusted EBITDA decreased $5.5 million, or 96%, to $0.2 million for the three months ended March 31, 2022 due to the loss of margin from the decline in revenue noted above.
●	Corporate/Other. Adjusted EBITDA decreased $1.7 million to $(4.9) million for the three months ended March 31, 2022 due to an increase in payroll and benefits expense and consulting costs.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash generated from operating activities. We expanded this source with our new credit facility and may expand these sources with future issuances of debt or equity securities. Our primary uses of cash are for ongoing business operations, repayment of our debt, capital expenditures and investments.

We believe that internally generated funds and other sources of liquidity will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months. We believe we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances and available borrowings through the issuance of third-party debt. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future. In addition, the continued volatility in the financial and capital markets due to COVID-19, or the ongoing invasion by Russia of Ukraine, may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations and obtain debt or equity financing on acceptable terms.

Cash Flow Activity

Operating Activities. We used cash flow from operating activities of $28.7 million for the three months ended March 31, 2022 as compared to cash flow generated from operating activities of $96.9 million for the three months ended March 31, 2021, primarily as a result of a decline in net income and changes in working capital.

Investing Activities. Cash used in investing activities was $12.0 million and $16.9 million for the three months ended March 31, 2022 and 2021, respectively. Significant components of investing activities are as follows:

●	Redemption settlement assets, restricted. The cash used in redemption settlement assets, restricted was $8.3 million and $13.1 million for the three months ended March 31, 2022 and 2021 respectively, as a result of lower investments.
●	Capital expenditures. Cash paid for capital expenditures was $3.7 million and $4.5 million for the three months ended March 31, 2022 and 2021, respectively. We anticipate that in 2022, we will invest an incremental $20.0 million to $25.0 million of capital expenditures towards enhancing our collector-facing digital platforms and upgrading our data and analytics capabilities.

●	Financing Activities. Cash used in financing activities was $11.7 million and $123.5 million for the three months ended March 31, 2022 and 2021, respectively. In 2022, the cash used for financing was primarily attributable to principal payments on our term loans. In 2021, the Company paid a dividend to our former Parent of $124.2 million, of which $4.2 million was withheld for taxes.

Debt

Credit Agreement

At March 31, 2022, we had $662.3 million in term loans outstanding and a $150.0 million revolving line of credit. As of March 31, 2022, we had no amounts outstanding under our revolving line of credit but a total availability of $133.9 million due to letters of credit outstanding under the senior secured credit agreement. Our total leverage ratio, as defined in our credit agreement, was 4.1 to 1 at March 31, 2022, as compared to the maximum covenant ratio of 5.0 to 1.

As of March 31, 2022, we were in compliance with our debt covenants.

See Note 9, “Debt,” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements for additional information regarding our debt.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Standards” under Note 1, “Description of Business and Basis of Presentation,” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements for a discussion of certain accounting standards recently issued.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include foreign currency exchange rate risk and interest rate risk.

There have been no material changes from our Annual Report on Form 10-K for the year ended December 31, 2021 related to our exposure to market risk from foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2022 (the end of our first fiscal quarter), our disclosure controls and procedures were effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our first quarter 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

The invasion by Russia of Ukraine and the related global disruptions may negatively impact our results of operations.

As a result of the invasion by Russia of Ukraine, the U.S. and certain other countries have imposed sanctions on conducting business with or in Russia and could impose further sanctions that could damage or disrupt international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of this conflict or the sanctions imposed to date, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions that could increase the costs, risks and adverse impacts from additional supply chain and logistics challenges. We may also be the subject of increased cyber-attacks. The potential effects of the invasion by Russia of Ukraine also could impact many of the other risk factors described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021. These potential effects could include but are not limited to variations in the level of our profitability, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, and potential impairment of the carrying value of goodwill. Given the evolving nature of this conflict, the related sanctions, potential governmental actions and global economic fallout, such potential impacts remain uncertain. While Russia does not constitute a material portion of our business, a significant escalation of the conflict’s current scope or related expansion of economic disruption to a portion or all of the global economy could have a material adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(Dollars in thousands)
During 2022:
January 1-31	—	$—	—	$—
February 1-28	—	—	—	—
March 1-31	—	—	—	—
Total	—	$—	—	$—

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

Item 6. Exhibits

(a) Exhibits:

EXHIBIT INDEX

Description
Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.1%*	Fourth Amendment to Amended and Restated Program Participation Agreement by and between LoyaltyOne, Co. and Bank of Montreal, dated as of April 6, 2022.

31.1*	Certification of Chief Executive Officer of Loyalty Ventures Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Loyalty Ventures Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101*

The following financial information from Loyalty Ventures Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated and Combined Statements of Income, (iii) Condensed Consolidated and Combined Statements of Comprehensive Loss, (iv) Condensed Consolidated and Combined Statements of Equity, (v) Condensed Consolidated and Combined Statements of Cash Flows and (vi) Notes to Condensed Consolidated and Combined Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain identified information has been excluded from this exhibit.
%

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Loyalty Ventures hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

LOYALTY VENTURES INC.

	By:	/s/ CHARLES L. HORN
Charles L. Horn
President and Chief Executive Officer
Date: May 6, 2022

	By:	/s/ JOHN J. CHESNUT
John J. Chesnut
Executive Vice President and Chief Financial Officer
Date: May 6, 2022