Form 10-Q
period 2022-06-30
Loyalty Ventures Inc.
filed 2022-08-11
CIK 1870997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

As of July 29, 2022, 24,611,650 shares of common stock were outstanding.

LOYALTY VENTURES INC.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

LOYALTY VENTURES INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021

	(in thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$97,403	$167,601
Accounts receivable, net, less allowance for doubtful accounts ($3.8 million and $4.7 million at June 30, 2022 and December 31, 2021, respectively)	255,000	288,251
Inventories, net	222,058	188,577
Redemption settlement assets, restricted	672,114	735,131
Other current assets	25,180	28,627
Total current assets	1,271,755	1,408,187
Property and equipment, net	70,081	79,959
Right of use assets - operating	91,810	99,515
Deferred tax asset, net	48,233	58,128
Intangible assets, net	2,316	3,095
Goodwill	191,189	649,958
Other non-current assets	24,553	24,885
Total assets	$1,699,937	$2,323,727
LIABILITIES AND EQUITY (DEFICIENCY)
Accounts payable	$93,057	$103,482
Accrued expenses	127,119	144,997
Deferred revenue	874,425	924,789
Current operating lease liabilities	8,881	10,055
Current portion of long-term debt	50,625	50,625
Other current liabilities	122,995	118,444
Total current liabilities	1,277,102	1,352,392
Deferred revenue	93,853	97,167
Long-term operating lease liabilities	95,935	103,242
Long-term debt	579,856	603,488
Other liabilities	19,978	20,874
Total liabilities	2,066,724	2,177,163
Commitments and contingencies
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 24,612 shares and 24,585 shares at June 30, 2022 and December 31, 2021, respectively	246	246
Additional paid-in-capital	271,296	266,775
Accumulated deficit	(496,265)	(55,383)
Accumulated other comprehensive loss	(142,064)	(65,074)
Total (deficiency) equity	(366,787)	146,564
Total liabilities and (deficiency) equity	$1,699,937	$2,323,727

See accompanying notes to unaudited condensed consolidated and combined financial statements.

LOYALTY VENTURES INC.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except per share amounts)
Revenues
Redemption, net	$96,951	$78,831	$181,927	$183,695
Services	65,290	67,215	129,073	133,438
Other	9,562	4,859	15,748	10,326
Total revenue	171,803	150,905	326,748	327,459
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	146,107	117,092	273,985	252,937
General and administrative	4,608	3,905	10,817	7,590
Depreciation and other amortization	8,612	8,977	17,737	17,571
Amortization of purchased intangibles	273	444	561	883
Goodwill impairment	422,922	—	422,922	—
Total operating expenses	582,522	130,418	726,022	278,981
Operating (loss) income	(410,719)	20,487	(399,274)	48,478
Interest expense (income), net	9,394	(113)	18,446	(182)
(Loss) income before income taxes and loss from investment in unconsolidated subsidiary	(420,113)	20,600	(417,720)	48,660
Provision for income taxes	21,787	6,090	23,162	15,074
Loss from investment in unconsolidated subsidiary – related party, net of tax	—	5	—	42
Net (loss) income	$(441,900)	$14,505	$(440,882)	$33,544

Net (loss) income per share (Note 3):
Basic	$(17.95)	$0.59	$(17.92)	$1.36
Diluted	$(17.95)	$0.59	$(17.92)	$1.36

Weighted average shares (Note 3):
Basic	24,612	24,585	24,605	24,585
Diluted	24,612	24,585	24,605	24,585

See accompanying notes to unaudited condensed consolidated and combined financial statements.

LOYALTY VENTURES INC.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Net (loss) income	$(441,900)	$14,505	$(440,882)	$33,544

Other comprehensive (loss) income:
Unrealized loss on securities available-for-sale	(10,431)	(2,076)	(31,232)	(8,476)
Tax benefit	—	693	—	693
Unrealized loss on securities available-for-sale, net of tax	(10,431)	(1,383)	(31,232)	(7,783)

Unrealized gain (loss) on cash flow hedges	301	(193)	303	928
Tax (expense) benefit	(101)	48	(67)	(156)
Unrealized gain (loss) on cash flow hedges, net of tax	200	(145)	236	772

Foreign currency translation adjustments	(28,771)	10,758	(45,994)	(18,941)

Other comprehensive (loss) income, net of tax	(39,002)	9,230	(76,990)	(25,952)

Total comprehensive (loss) income, net of tax	$(480,902)	$23,735	$(517,872)	$7,592

See accompanying notes to unaudited condensed consolidated and combined financial statements.

LOYALTY VENTURES INC.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIENCY)

						Accumulated
			Additional		Former	Other	Total
	Common Stock		Paid-In	Accumulated	Parent's Net	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Investment	Loss	(Deficiency)

	(in thousands)
Balance as of April 1, 2022	24,612	$246	$269,847	$(54,365)	$—	$(103,062)	$112,666
Net loss	—	—	—	(441,900)	—	—	(441,900)
Other comprehensive loss	—	—	—	—	—	(39,002)	(39,002)
Stock-based compensation	—	—	1,581	—	—	—	1,581
Other	—	—	(132)	—	—	—	(132)
Balance as of June 30, 2022	24,612	$246	$271,296	$(496,265)	$—	$(142,064)	$(366,787)

						Accumulated
			Additional		Former	Other
	Common Stock		Paid-In	Accumulated	Parent's Net	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Investment	Loss	Equity

	(in thousands)
Balance as of April 1, 2021	—	$—	$—	$—	$993,227	$(34,801)	$958,426
Net income	—	—	—	—	14,505	—	14,505
Other comprehensive income	—	—	—	—	—	9,230	9,230
Change in former Parent’s net investment	—	—	—	—	4,854	—	4,854
Balance as of June 30, 2021	—	$—	$—	$—	$1,012,586	$(25,571)	$987,015

						Accumulated
			Additional		Former	Other	Total
	Common Stock		Paid-In	Accumulated	Parent's Net	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Investment	Loss	(Deficiency)

	(in thousands)
Balance as of January 1, 2022	24,585	$246	$266,775	$(55,383)	$—	$(65,074)	$146,564
Net loss	—	—	—	(440,882)	—	—	(440,882)
Other comprehensive loss	—	—	—	—	—	(76,990)	(76,990)
Net transfers from former Parent for Separation-related transactions	—	—	1,354	—	—	—	1,354
Stock-based compensation	—	—	3,909	—	—	—	3,909
Other	27	—	(742)	—	—	—	(742)
Balance as of June 30, 2022	24,612	$246	$271,296	$(496,265)	$—	$(142,064)	$(366,787)

						Accumulated
			Additional		Former	Other
	Common Stock		Paid-In	Accumulated	Parent's Net	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Investment	Loss	Equity

	(in thousands)
Balance as of January 1, 2021	—	$—	$—	$—	$1,093,920	$381	$1,094,301
Net income	—	—	—	—	33,544	—	33,544
Other comprehensive loss	—	—	—	—	—	(25,952)	(25,952)
Change in former Parent’s net investment	—	—	—	—	(114,878)	—	(114,878)
Balance as of June 30, 2021	—	$—	$—	$—	$1,012,586	$(25,571)	$987,015

See accompanying notes to unaudited condensed consolidated and combined financial statements.

LOYALTY VENTURES INC.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(440,882)	$33,544
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,298	18,454
Deferred income tax expense	7,142	2,579
Non-cash stock compensation	3,909	4,179
Goodwill impairment	422,922	—
Change in other operating assets and liabilities:
Change in deferred revenue	(35,393)	11,240
Change in accounts receivable	21,846	5,672
Change in accounts payable and accrued expenses	(20,192)	(20,766)
Change in other assets	(46,161)	1,535
Change in other liabilities	6,895	34,135
Other	19,566	7,274
Net cash (used in) provided by operating activities	(42,050)	97,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets, restricted	12,040	(41,032)
Capital expenditures	(9,741)	(8,859)
Distributions from investment in unconsolidated subsidiary – related party	—	795
Net cash provided by (used in) investing activities	2,299	(49,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	6,000	—
Repayments of borrowings	(31,313)	—
Dividends paid to former Parent	—	(120,000)
Net transfers from former Parent	—	192
Net transfers from former Parent for Separation-related transactions	1,569	—
Other	(693)	—
Net cash used in financing activities	(24,437)	(119,808)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,966)	781

Change in cash, cash equivalents and restricted cash	(70,154)	(70,277)
Cash, cash equivalents and restricted cash at beginning of year	232,602	337,525
Cash, cash equivalents and restricted cash at end of year	$162,448	$267,248

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$16,926	$151
Income taxes paid, net	$16,488	$26,708

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

Basis of Presentation

Prior to the Separation, the Company had operated as part of the former Parent and not as a standalone company. The unaudited condensed combined financial statements for the three and six months ended June 30, 2021 have been derived from the former Parent’s historical accounting records and are presented on a “carve-out” basis. The unaudited condensed combined financial statements for the three and six months ended June 30, 2021 also include allocations of certain general and administrative expenses from the former Parent that directly or indirectly benefited Loyalty Ventures. However, amounts recognized by the Company are not necessarily representative of the amounts that would have been reflected in the unaudited condensed combined financial statements had the Company operated independently. The former Parent’s third-party long-term debt and the related interest expense was not allocated for the three and six months ended June 30, 2021 as the Company was not the legal obligor of such debt. The former Parent’s net investment represents its interest in the recorded net assets of the Company. All significant transactions between the Company and its former Parent have been included in the accompanying unaudited condensed combined financial statements. Transactions with the former Parent as contributions to the carve-out entity or distributions from the carve-out entity are reflected in the accompanying unaudited condensed consolidated and combined statements of equity (deficiency) as “Change in former Parent’s net investment.”

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 were based on the reported results of Loyalty Ventures as a standalone company and prepared on a consolidated basis.

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

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification (“ASC”) 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company expects to adopt ASU 2021-08 in the first quarter of 2023 on a prospective basis. While the impact of these amendments is dependent on the nature of any future transactions, the Company does not expect this ASU to have a significant impact on its financial statements and related disclosures.

2. REVENUE

The Company’s products and services are reported under two segments—AIR MILES Reward Program and BrandLoyalty, as shown below. The following tables present revenue disaggregated by major source, as well as geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

	AIR MILES
Three Months Ended June 30, 2022	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$63,161	$—	$—	$63,161
Campaign-based loyalty programs	—	103,930	—	103,930
Other	39	1,362	(43)	1,358
Revenue from contracts with customers	$63,200	$105,292	$(43)	$168,449

Investment income	3,354	—	—	3,354
Total	$66,554	$105,292	$(43)	$171,803

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	AIR MILES
Three Months Ended June 30, 2021	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$68,544	$—	$—	$68,544
Campaign-based loyalty programs	—	76,630	—	76,630
Other	2	2,338	—	2,340
Revenue from contracts with customers	$68,546	$78,968	$—	$147,514

Investment income	3,391	—	—	3,391
Total	$71,937	$78,968	$—	$150,905

	AIR MILES
Six Months Ended June 30, 2022	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$125,562	$—	$—	$125,562
Campaign-based loyalty programs	—	191,530	—	191,530
Other	80	3,043	(87)	3,036
Revenue from contracts with customers	$125,642	$194,573	$(87)	$320,128

Investment income	6,620	—	—	6,620
Total	$132,262	$194,573	$(87)	$326,748

	AIR MILES
Six Months Ended June 30, 2021	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$135,290	$—	$—	$135,290
Campaign-based loyalty programs	—	182,927	—	182,927
Other	1	2,338	—	2,339
Revenue from contracts with customers	$135,291	$185,265	$—	$320,556

Investment income	6,903	—	—	6,903
Total	$142,194	$185,265	$—	$327,459

	AIR MILES
Three Months Ended June 30, 2022	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$—	$—	$—	$—
Canada	66,554	1,664	(43)	68,175
Europe, Middle East and Africa	—	80,504	—	80,504
Asia Pacific	—	20,028	—	20,028
Other	—	3,096	—	3,096
Total	$66,554	$105,292	$(43)	$171,803

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	AIR MILES
Three Months Ended June 30, 2021	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$—	$1,497	$—	$1,497
Canada	71,937	1,589	—	73,526
Europe, Middle East and Africa	—	52,431	—	52,431
Asia Pacific	—	19,809	—	19,809
Other	—	3,642	—	3,642
Total	$71,937	$78,968	$—	$150,905

	AIR MILES
Six Months Ended June 30, 2022	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$—	$—	$—	$—
Canada	132,262	7,684	(87)	139,859
Europe, Middle East and Africa	—	143,193	—	143,193
Asia Pacific	—	38,306	—	38,306
Other	—	5,390	—	5,390
Total	$132,262	$194,573	$(87)	$326,748

	AIR MILES
Six Months Ended June 30, 2021	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$—	$2,542	$—	$2,542
Canada	142,194	11,270	—	153,464
Europe, Middle East and Africa	—	131,854	—	131,854
Asia Pacific	—	34,723	—	34,723
Other	—	4,876	—	4,876
Total	$142,194	$185,265	$—	$327,459

Contract Liabilities

The Company records a contract liability when cash payments are received in advance of its performance, which applies to the service and redemption of an AIR MILES reward mile and the reward products for its campaign-based loyalty programs.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total

	(in thousands)
Balance at January 1, 2022	$230,492	$791,464	$1,021,956
Cash proceeds	87,110	135,513	222,623
Revenue recognized (1)	(93,593)	(164,770)	(258,363)
Other	—	417	417
Effects of foreign currency translation	(4,155)	(14,200)	(18,355)
Balance at June 30, 2022	$219,854	$748,424	$968,278
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$126,001	$748,424	$874,425
Deferred revenue (non-current)	$93,853	$—	$93,853
(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $77.5 million in 2022, $86.4 million in 2023, $46.2 million in 2024, and $9.8 million in 2025.

The contract liabilities for BrandLoyalty’s campaign-based loyalty programs are recognized in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The beginning balance as of January 1, 2022 was $85.4 million and the closing balance as of June 30, 2022 was $103.3 million, with the change due to cash payments received in advance of program performance, offset in part by revenue recognized of approximately $146.5 million and the effect of foreign currency translation of $7.8 million during the six months ended June 30, 2022.

3. EARNINGS PER SHARE

A total of 24,585,237 shares of Loyalty Ventures common stock were outstanding at November 5, 2021, the date of the Separation, and this share amount was utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation. For the three and six months ended June 30, 2021, these shares are treated as issued and outstanding for purposes of calculating historical basic and diluted earnings per share.

For the three and six months ended June 30, 2022, the calculation of basic and diluted earnings per share is based on the weighted average number of common shares outstanding. The dilutive effect of equity awards of Loyalty Ventures granted subsequent to the Separation is included in the diluted calculation.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(441,900)	$14,505	$(440,882)	$33,544

Denominator:
Weighted average shares, basic	24,612	24,585	24,605	24,585
Weighted average effect of dilutive securities:
Net effect of dilutive unvested restricted stock(1)	—	—	—	—
Denominator for diluted calculation	24,612	24,585	24,605	24,585

Basic net (loss) income per share:	$(17.95)	$0.59	$(17.92)	$1.36
Diluted net (loss) income per share:	$(17.95)	$0.59	$(17.92)	$1.36
(1)	The dilutive calculation excludes 0.6 million and 0.4 million restricted stock units for the three and six months ended June 30, 2022, respectively, as they were anti-dilutive due to the net loss for the respective periods. For the three and six months ended June 30, 2021, there are no dilutive equity instruments as there were no equity awards of Loyalty Ventures outstanding prior to the Separation.

4. INVENTORIES, NET

Inventories, net of $222.1 million and $188.6 million at June 30, 2022 and December 31, 2021, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

5. REDEMPTION SETTLEMENT ASSETS, RESTRICTED

Redemption settlement assets consist of restricted cash, mutual funds, and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program under certain contractual

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	June 30,	December 31,
	2022	2021
	Fair Value	Fair Value

	(in thousands)
Restricted cash	$55,544	$58,752
Mutual funds	22,960	25,990
Corporate bonds	593,610	650,389
Total	$672,114	$735,131

The following table shows the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022				December 31, 2021
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in thousands)
Corporate bonds	$622,701	$24	$(29,115)	$593,610	$648,248	$6,389	$(4,248)	$650,389
Total	$622,701	$24	$(29,115)	$593,610	$648,248	$6,389	$(4,248)	$650,389

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2022 and December 31, 2021, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2022
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in thousands)
Corporate bonds	$401,386	$(13,919)	$173,070	$(15,196)	$574,456	$(29,115)
Total	$401,386	$(13,919)	$173,070	$(15,196)	$574,456	$(29,115)

	December 31, 2021
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in thousands)
Corporate bonds	$104,052	$(1,341)	$123,382	$(2,907)	$227,434	$(4,248)
Total	$104,052	$(1,341)	$123,382	$(2,907)	$227,434	$(4,248)

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The amortized cost and estimated fair value of the securities available-for-sale at June 30, 2022 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$106,428	$106,090
Due after one year through five years	516,273	487,520
Due after five years through ten years	—	—
Total	$622,701	$593,610

Market values were determined for each individual security in the investment portfolio. The Company recorded losses associated with the change in fair value of mutual funds of $1.2 million and $2.5 million for the three and six months ended June 30, 2022, respectively. Losses associated with the change in fair value of mutual funds were de minimis and $0.6 million for the three and six months ended June 30, 2021, respectively.

For available-for-sale debt securities in which fair value is less than cost, ASC 326, “Financial Instruments – Credit Losses,” requires that credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of June 30, 2022, the Company does not consider its investments to be impaired. The Company believes unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality. The Company expects to recover, through collection of all of the contractual cash flows of each security, the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis.

Losses from the sale of investment securities were de minimis for the three and six months ended June 30, 2022, and $0.2 million for the three and six months ended June 30, 2021.

6. LEASES

The Company has operating leases for general office properties, warehouses, data centers, customer care centers, automobiles and certain equipment. As of June 30, 2022, the Company’s leases have remaining lease terms of less than 1 year to 12 years, some of which may include renewal options. For leases in which the implicit rate is not readily determinable, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease.

Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Operating lease cost	$3,622	$4,015	$7,364	$8,006
Short-term lease cost	74	87	144	171
Variable lease cost	655	1,081	1,789	2,212
Total	$4,351	$5,183	$9,297	$10,389

Sublease income was $1.0 million and $1.9 million for the three and six months ended June 30, 2022, respectively, and $0.5 million and $1.0 million for the three and six months ended June 31, 2021, respectively, and is presented net of lease expense.

The Company evaluates its right of use assets for impairment in accordance with ASC 360, “Property, Plant and Equipment,” when events or changes in circumstances indicate that a right of use asset’s carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. As a result, the Company recorded an asset impairment charge within its AIR MILES Reward Program segment of $0.5 million in the second quarter of 2022, which is included in cost of operations in its unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022.

Other information related to leases was as follows:

	June 30,	June 30,
	2022	2021
Weighted-average remaining lease term (in years):
Operating leases	10.3	11.0
Weighted-average discount rate:
Operating leases	4.8%	4.6%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,805	$5,645	$7,774	$9,809
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,885	$177	$2,737	$184

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

Maturities of the lease liabilities as of June 30, 2022 were as follows:

Operating
Year	Leases
(in thousands)
2022 (excluding the six months ended June 30, 2022)	$6,578
2023	13,855
2024	13,052
2025	12,664
2026	12,292
Thereafter	75,345
Total undiscounted lease liabilities	133,786
Less: Amount representing interest	(28,970)
Total present value of minimum lease payments	$104,816

Amounts recognized in the June 30, 2022 consolidated balance sheet:
Current operating lease liabilities	$8,881
Long-term operating lease liabilities	95,935
Total	$104,816

7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	June 30, 2022
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in thousands)
Tradenames	$8,806	$(6,490)	$2,316	8‑15 years—straight line
Total intangible assets	$8,806	$(6,490)	$2,316

	December 31, 2021
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in thousands)
Tradenames	$32,289	$(29,194)	$3,095	8-15 years—straight line
Collector database	55,397	(55,397)	—	5 years—straight line
Total intangible assets	$87,686	$(84,591)	$3,095

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(in thousands)
2022 (excluding the six months ended June 30, 2022)	$539
2023	1,076
2024	552
2025	28
2026	28
Thereafter	93

Goodwill

The changes in the carrying amount of goodwill are as follows:

	AIR MILES
	Reward Program	BrandLoyalty (1)	Total

	(in thousands)
Balance at January 1, 2022	$194,767	$455,191	$649,958
Impairment	—	(422,922)	(422,922)
Effects of foreign currency translation	(3,578)	(32,269)	(35,847)
Balance at June 30, 2022	$191,189	$—	$191,189
(1)	Amount of goodwill as of January 1, 2022 is net of an accumulated goodwill impairment charge of $50.0 million within the BrandLoyalty segment incurred as of December 31, 2021. As of June 30, 2022, the Company recorded a goodwill impairment charge of $422.9 million within the BrandLoyalty segment and the amount of goodwill is net of accumulated goodwill impairment charges of $472.9 million within the BrandLoyalty segment.

The Company tests goodwill for impairment annually, as of July 1, or when events and circumstances change that would indicate the carrying value may not be recoverable. During the second quarter of 2022, macroeconomic factors, including Russia’s invasion of Ukraine and its negative impact on consumer confidence and consumer behavior in Europe, inflation, and continued supply chain pressures, led the Company to believe that it is more likely than not the fair value of its BrandLoyalty reporting unit was less than its carrying amount. As a result, the economic disruption, coupled with increased uncertainty, indicated a material deterioration of the significant inputs used to determine the fair value of the BrandLoyalty reporting unit, resulting in the impairment of the goodwill. See Note 15, “Financial Instruments and Fair Value Measurements,” for more information.

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

Under the equity method, the Company’s share of its investee’s earnings or loss is recognized in the consolidated and combined statements of operations. The Company recognized a de minimis amount of loss from investment in unconsolidated related party subsidiary for the three and six months ended June 30, 2021. In August 2021, the Company’s investment in Comenity Canada L.P. was sold to an affiliate of the former Parent.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

9. RESTRUCTURING AND OTHER CHARGES

In the second quarter of 2022, executive management initiated a plan to simplify the organization, reduce its cost structure, and optimize its supply chain. The Company expects this plan will be implemented throughout fiscal year 2022. For the three and six months ended June 30, 2022, the Company incurred restructuring and other charges in the AIR MILES Reward Program segment related to reductions in force and asset impairments on the closure of certain leased office space, and other exit costs primarily related to third-party professional services and other non-recurring costs. These charges were recorded to cost of operations in the Company’s unaudited condensed consolidated and combined statements of operations.

The following tables summarize the restructuring and other charges incurred by reportable segment for all restructuring activities for the three and six months ended June 30, 2022:

	Termination	Asset	Other
Three Months Ended June 30, 2022	Benefits	Impairments	Exit Costs	Total

	(in thousands)
AIR MILES Reward Program	$2,357	$537	$1,372	$4,266
Total	$2,357	$537	$1,372	$4,266

	Termination	Asset	Other
Six Months Ended June 30, 2022	Benefits	Impairments	Exit Costs	Total

	(in thousands)
AIR MILES Reward Program	$2,357	$537	$1,372	$4,266
Total	$2,357	$537	$1,372	$4,266

There were no restructuring and other charges incurred for the three and six months ended June 30, 2021.

The Company’s liability for restructuring and other charges is recognized in accrued expenses in its consolidated balance sheets. The following table summarizes the activities related to the restructuring and other charges, as discussed above, for the periods presented:

	Termination	Asset	Other
	Benefits	Impairments	Exit Costs	Total

	(in thousands)
Liability as of January 1, 2022	$—	$—	$—	$—
Charged to expense	2,357	537	1,372	4,266
Adjustments for non-cash charges		(537)	—	(537)
Cash payments	(233)	—	(369)	(602)
Effects of foreign currency translation	(11)	—	(5)	(16)
Liability as of June 30, 2022	$2,113	$—	$998	$3,111

The Company’s outstanding liability related to restructuring and other charges is expected to be settled in the next twelve months. Management is undergoing an evaluation of its BrandLoyalty segment with additional restructuring and other charges expected to be incurred in the second half of 2022.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

10. DEBT

Debt consists of the following:

	June 30,	December 31,
Description	2022	2021	Maturity

	(in thousands)
Revolving credit facility (1)	$—	$—	November 2026
Term loan A	168,438	175,000	November 2026
Term loan B	481,250	500,000	November 2027
Total long-term debt	$649,688	$675,000
Less: unamortized debt issuance costs	19,207	20,887
Less: current portion	50,625	50,625
Long-term portion	$579,856	$603,488
(1)	As of June 30, 2022, availability under the revolving credit facility was $126.7 million as a result of $23.3 million in letters of credit outstanding under the Credit Agreement. As of December 31, 2021, availability under the revolving credit facility was $137.5 million as a result of $12.5 million in letters of credit outstanding under the Credit Agreement.

Credit Agreement

The Company has a senior secured credit agreement (the “Credit Agreement”) which provides for a $175.0 million term loan A facility, a $500.0 million term loan B facility, and a revolving credit facility in the maximum amount of $150.0 million. The term loan A and revolving credit facility mature November 3, 2026. The term loan B matures November 3, 2027.

In the six months ended June 30, 2022, the Company made its quarterly principal amortization payments totaling $25.3 million applicable to the term loan A and term loan B.

As of June 30, 2022, the Company was in compliance with its financial covenants.

In July 2022, the Company entered into an amendment to its Credit Agreement, which, among other things, provides for adjustments to the financial maintenance covenant and reduces the amount of its revolving commitments by $2.8 million per quarter beginning September 30, 2022, for each quarter in which the total leverage ratio as defined in the Credit Agreement is in excess of 4.75 to 1.

Uncommitted Overdraft Facility

The Company has an uncommitted overdraft facility with Deutsche Bank AG that provides overdraft protection in several currencies, up to a maximum amount of €10.0 million ($10.5 million as of June 30, 2022). Interest is calculated on debit balances at a rate of 3.5% per annum plus a relevant benchmark, due and payable at the end of each quarter. There were no amounts outstanding under the uncommitted overdraft facility as of June 30, 2022 and December 31, 2021, respectively.

11. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in foreign currency exchange rates. Certain derivatives used to manage the Company’s exposure to foreign currency exchange rate movements are not designated as hedges and do not qualify for

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

hedge accounting. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. The fair value of the Company’s derivative instruments as of June 30, 2022 was $3.5 million included in other current assets and $1.6 million included in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The fair value of the Company’s derivative instruments as of December 31, 2021 was $2.5 million included in other current assets and $0.5 million included in other current liabilities in the Company’s unaudited condensed consolidated balance sheets.

12. SHARE-BASED PAYMENTS

Stock Compensation Expense

During the six months ended June 30, 2022, the Company awarded 690,284 service-based restricted stock units with a weighted average grant date fair value per share of $20.16 as determined on the date of grant. Service-based restricted stock unit awards typically vest ratably over a three-year period provided that the participant is employed by the Company on each such vesting date.

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

Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated and combined statements of operations for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Cost of operations	$830	$1,835	$2,330	$3,284
General and administrative	751	490	1,579	895
Total	$1,581	$2,325	$3,909	$4,179

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:

	Net	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	Translation	Comprehensive
Three Months Ended June 30, 2022	on Securities	Flow Hedges	Adjustments (1)	Loss

	(in thousands)
Balance at April 1, 2022	$(18,660)	$1,306	$(85,708)	$(103,062)
Changes in other comprehensive income (loss)	(10,431)	200	(28,771)	(39,002)
Balance at June 30, 2022	$(29,091)	$1,506	$(114,479)	$(142,064)

	Net	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	Translation	Comprehensive
Three Months Ended June 30, 2021	on Securities	Flow Hedges	Adjustments (1)	Loss

	(in thousands)
Balance at April 1, 2021	$11,867	$217	$(46,885)	$(34,801)
Changes in other comprehensive income (loss)	(1,383)	(145)	10,758	9,230
Balance at June 30, 2021	$10,484	$72	$(36,127)	$(25,571)

	Net	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	Translation	Comprehensive
Six Months Ended June 30, 2022	on Securities	Flow Hedges	Adjustments (1)	Loss

	(in thousands)
Balance at January 1, 2022	$2,141	$1,270	$(68,485)	$(65,074)
Changes in other comprehensive income (loss)	(31,232)	236	(45,994)	(76,990)
Balance at June 30, 2022	$(29,091)	$1,506	$(114,479)	$(142,064)

	Net	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	Translation	Comprehensive
Six Months Ended June 30, 2021	on Securities	Flow Hedges	Adjustments (1)	Loss

	(in thousands)
Balance at January 1, 2021	$18,267	$(700)	$(17,186)	$381
Changes in other comprehensive income (loss)	(7,783)	772	(18,941)	(25,952)
Balance at June 30, 2021	$10,484	$72	$(36,127)	$(25,571)
(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

Other reclassifications from accumulated other comprehensive income (loss) into net income for each of the periods presented were not material.

14. INCOME TAXES

For the three months ended June 30, 2022 and 2021, the Company utilized an effective tax rate of (5.2)% and 29.6%, respectively, to calculate its provision for income taxes. For the six months ended June 30, 2022 and 2021, the Company utilized an effective tax rate of (5.5)% and 31.0%, respectively, to calculate its provision for income taxes. The change in the effective tax rate for both the three and six months ended June 30, 2022 as compared to the respective prior year periods was primarily a result of non-deductibility of the write-off of goodwill, the increased U.S. corporate

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

expenses and the write-down of certain deferred tax assets. The Company does not believe the U.S. corporate expenses will be currently deductible; therefore, a deferred tax asset has been established with an associated valuation allowance.

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Financial assets
Redemption settlement assets, restricted	$672,114	$672,114	$735,131	$735,131
Other investments	489	489	471	471
Derivative instruments	3,471	3,471	2,465	2,465

Financial liabilities
Derivative instruments	1,649	1,649	487	487
Long-term debt	630,481	630,481	654,113	654,113

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

Long-term debt —The fair value of the Company’s variable rate long-term debt is based upon the current market rates for debt with similar credit risk and maturity, which approximated its carrying value, as interest is based upon LIBOR plus an applicable margin.

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

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2022 and December 31, 2021:

	Balance at	Fair Value Measurements at
	June 30,	June 30, 2022 Using
	2022	Level 1	Level 2	Level 3

	(in thousands)
Mutual funds (1)	$22,960	$22,960	$—	$—
Corporate bonds (1)	593,610	—	593,610	—
Marketable securities (2)	489	489	—	—
Derivative instruments (3)	3,471	—	3,471	—
Total assets measured at fair value	$620,530	$23,449	$597,081	$—

Derivative instruments (3)	$1,649	$—	$1,649	$—
Total liabilities measured at fair value	$1,649	$—	$1,649	$—

	Balance at	Fair Value Measurements at
	December 31,	December 31, 2021 Using
	2021	Level 1	Level 2	Level 3

	(in thousands)
Mutual funds (1)	$25,990	$25,990	$—	$—
Corporate bonds (1)	650,389	—	650,389	—
Marketable securities (2)	471	471	—	—
Derivative instruments (3)	2,465	—	2,465	—
Total assets measured at fair value	$679,315	$26,461	$652,854	$—

Derivative instruments (3)	$487	$—	$487	$—
Total liabilities measured at fair value	$487	$—	$487	$—
(1)	Amounts are included in redemption settlement assets, restricted in the unaudited condensed consolidated balance sheets.
(2)	Amounts are included in other current assets in the unaudited condensed consolidated balance sheets.
(3)	Amounts are included in other current assets and other current liabilities in the unaudited condensed consolidated balance sheets.

Financial Instruments Disclosed but Not Carried at Fair Value

The following table provides assets and liabilities disclosed but not carried at fair value as of June 30, 2022 and December 31, 2021:

	Balance at	Fair Value Measurements at
	June 30,	June 30, 2022 Using
	2022	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$630,481	$—	$630,481	$—
Total liabilities measured at fair value	$630,481	$—	$630,481	$—

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	Balance at	Fair Value Measurements at
	December 31,	December 31, 2021 Using
	2021	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$654,113	$—	$654,113	$—
Total liabilities measured at fair value	$654,113	$—	$654,113	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property and equipment, ROU assets and goodwill. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, including when there is evidence of impairment. For the three and six months ended June 30, 2022, as part of restructuring and other charges, the Company recorded an asset impairment charge of $0.5 million related to the closure of certain leased office space. See Note 6, “Leases,” and Note 9, “Restructuring and Other Charges,” for more information.

For the three and six months ended June 30, 2022, the Company recognized a goodwill impairment charge of $422.9 million in the BrandLoyalty segment. To determine the fair value of the reporting unit, the Company used both income- and market-based valuation techniques to determine the fair value of the reporting unit, as opposed to just an income approach, as it provided a better representation of fair value of the reporting unit. The income-based approach utilizes a discounted cash flow analysis based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. The valuation includes assumptions related to revenue growth and profit performance, capital expenditures, and the discount rate which are unobservable inputs. The market-based approach involves an analysis of market multiples of revenues and earnings to a group of comparable public companies and recent transactions, if any, involving comparable companies, with the unobservable input being the forecasted earnings of BrandLoyalty. The assumptions utilized in our quantitative analysis are unobservable inputs classified as Level 3 under the fair value hierarchy of ASC 820, “Fair Value Measurement.” See Note 7, “Intangible Assets and Goodwill,” for more information.

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

●	The AIR MILES Reward Program is a full-service outsourced coalition loyalty program for its sponsors, who pay the AIR MILES Reward Program a fee per AIR MILES reward mile issued, in return for which it provides all marketing, customer service, rewards and redemption management.
●	BrandLoyalty designs, implements, conducts and evaluates innovative and tailor-made loyalty programs for grocers and other high-frequency retailers worldwide. These loyalty programs are designed to generate immediate changes in consumer behavior and are offered through leading grocers across Europe and Asia, as well as around the world.
●	Corporate and other consists of corporate overhead not allocated to either of the Company’s segments.

Income taxes and equity in earnings (losses) from related party investments accounted for under the equity method are not included in the computation of segment operating profit for internal evaluation purposes.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	AIR MILES		Corporate/
Three Months Ended June 30, 2022	Reward Program	BrandLoyalty	Other	Eliminations	Total

	(in thousands)
Revenues	$66,554	$105,292	$—	$(43)	$171,803

Income (loss) before income taxes	$20,626	$(426,451)	$(14,288)	$—	$(420,113)
Interest (income) expense, net	(248)	(29)	9,671	—	9,394
Depreciation and amortization	6,667	2,210	8	—	8,885
Stock compensation expense	265	565	751	—	1,581
Goodwill impairment	—	422,922	—	—	422,922
Strategic transaction costs	—	333	179	—	512
Restructuring and other charges	4,266	—	—	—	4,266
Adjusted EBITDA (1)	$31,576	$(450)	$(3,679)	$—	$27,447

	AIR MILES		Corporate/
Three Months Ended June 30, 2021	Reward Program	BrandLoyalty	Other	Eliminations	Total

	(in thousands)
Revenues	$71,937	$78,968	$—	$—	$150,905

Income (loss) before income taxes	$30,164	$(5,659)	$(3,905)	$—	$20,600
Interest (income) expense, net	(194)	81	—	—	(113)
Depreciation and amortization	6,126	3,295	—	—	9,421
Stock compensation expense	662	1,173	490	—	2,325
Adjusted EBITDA (1)	$36,758	$(1,110)	$(3,415)	$—	$32,233

	AIR MILES		Corporate/
Six Months Ended June 30, 2022	Reward Program	BrandLoyalty	Other	Eliminations	Total

	(in thousands)
Revenues	$132,262	$194,573	$—	$(87)	$326,748

Income (loss) before income taxes	$42,348	$(430,430)	$(29,638)	$—	$(417,720)
Interest (income) expense, net	(384)	18	18,812	—	18,446
Depreciation and amortization	13,480	4,810	8	—	18,298
Stock compensation expense	973	1,357	1,579	—	3,909
Goodwill impairment	—	422,922	—	—	422,922
Strategic transaction costs	298	1,109	618	—	2,025
Restructuring and other charges	4,266	—	—	—	4,266
Adjusted EBITDA (1)	$60,981	$(214)	$(8,621)	$—	$52,146

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	AIR MILES		Corporate/
Six Months Ended June 30, 2021	Reward Program	BrandLoyalty	Other	Eliminations	Total

	(in thousands)
Revenues	$142,194	$185,265	$—	$—	$327,459

Income (loss) before income taxes	$60,326	$(4,076)	$(7,590)	$—	$48,660
Interest (income) expense, net	(376)	194	—	—	(182)
Depreciation and amortization	11,909	6,545	—	—	18,454
Stock compensation expense	1,350	1,934	895	—	4,179
Adjusted EBITDA (1)	$73,209	$4,597	$(6,695)	$—	$71,111
(1)	Adjusted EBITDA is presented in accordance with ASC 280 as it is the primary performance metric utilized to assess performance of the segments and to determine the allocation of resources. Adjusted EBITDA is a non-GAAP financial measure equal to net (loss) income, the most directly comparable financial measure based on GAAP, plus loss from investment in unconsolidated subsidiary – related party, provision for income taxes, interest expense (income), net, depreciation and other amortization, amortization of purchased intangibles, and stock compensation expense. Adjusted EBITDA also excludes goodwill impairment, strategic transaction costs, which represent costs associated with the Separation, which were comprised of amounts associated with the Employee Matters Agreement and restructuring and other charges.

17. SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the unaudited condensed consolidated and combined statements of cash flows:

	June 30,	June 30,
	2022	2021

	(in thousands)
Cash and cash equivalents	$97,403	$205,715
Restricted cash included within other current assets (1)	9,501	5,401
Restricted cash included within redemption settlement assets, restricted (2)	55,544	56,132
Total cash, cash equivalents and restricted cash	$162,448	$267,248
(1)	Includes cash restricted for travel deposits within the AIR MILES Reward Program.
(2)	See Note 5, “Redemption Settlement Assets, Restricted,” for additional information regarding the nature of restrictions on redemption settlement assets.

18. RELATED PARTY TRANSACTIONS

Prior to the Separation, transactions between the Company and its former Parent were considered to be effectively settled at the time the transaction was recorded. The net effect of the settlement of these intercompany transactions is reflected in the unaudited condensed combined statement of cash flow as a financing activity as net transfers from the former Parent for the six months ended June 30, 2021. In January 2021, the Company paid cash dividends to the former Parent of $124.2 million, of which $4.2 million was withheld for taxes.

The former Parent allocated $3.9 million and $7.6 million for the three and six months ended June 30, 2021, respectively, of corporate overhead costs that directly or indirectly benefit the Company that is included in general and administrative expense within the Company’s unaudited condensed combined statements of operations. These assessments relate to information technology, finance, accounting, and tax services provided, as well as human resources, and other functional support. These allocations were determined based on management estimates on the number of employees and non-employee costs associated with the use of these functions by the Company and may not be indicative of the costs that the Company would otherwise incur on a standalone basis.

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

For the three and six months ended June 30, 2022, the Company incurred $0.6 million and $1.2 million, respectively, of expenses in connection with the Transition Services Agreement for various corporate, administrative and information technology services provided by its former Parent, which have been included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the terms of the Employee Matters Agreement, the Company received a net cash payment of $1.6 million as final settlement of the estimated prorated bonus amounts established at the time of the Separation.

Additionally, the Company has certain assets and liabilities associated with the Tax Matters Agreement. The Company has $20.8 million and $20.1 million of accounts receivable as of June 30, 2022 and December 31, 2021, respectively, accrued expenses of $80.3 million and $80.0 million as of June 30, 2022 and December 31, 2021, respectively and $1.0 million of other liabilities as of June 30, 2022 and December 31, 2021 included in the Company’s consolidated balance sheets.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “might,” “should,” “would” or other words or phrases of similar import. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially for a variety of reasons, including, among others, continuing impacts related to COVID-19, including variants, reductions in government economic stimulus, labor shortages, reduction in demand from clients, supply chain disruption for our reward suppliers and disruptions in the airline or travel industries; changes in geopolitical conditions, including the Russian invasion of Ukraine; execution of restructuring plans and any resulting cost savings; loss of, or reduction in demand for services from, significant clients; loss of active AIR MILES® Reward Program collectors or greater than expected redemptions by the same; unfavorable resolution of pending or future litigation matters; disruption to operations due to the separation from our former parent or failure of the separation to be tax-free; our high level of indebtedness; increases in market interest rates; fluctuation in foreign exchange rates; new regulatory limitations related to consumer protection or data privacy limiting our services; and loss of consumer information due to compromised physical or cyber security. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results or outcomes to differ significantly from management’s expectations, are described in greater detail in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the most recently ended fiscal year as well as those factors discussed in Item 1A and elsewhere in this Quarterly Report on Form 10-Q and in the documents incorporated by reference in this Form 10-Q. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date made, and we undertake no obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, subsequent events, anticipated or unanticipated circumstances or otherwise.

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

Prior to the Separation and for the three and six months ended June 30, 2021, the unaudited combined financial statements reflected the financial position, results of operations, and cash flows which were derived from the consolidated financial statements and accounting records of our former parent in accordance with accounting principles generally accepted in the United States, or GAAP, and were prepared on a “carve-out” basis. The combined financial statements also include allocations of certain general and administrative expenses from our former parent. These allocations relate to information technology, finance, accounting, tax services, human resources, and other functional support and were determined based on management estimates on the number of employees and non-employee costs associated with the use of these functions by us. We were allocated $3.9 million and $7.6 million for the three and six months ended June 30, 2021, respectively, for such corporate expenses, which were included within general and administrative expenses in the combined statement of operations. Our former parent’s third-party long-term debt and the related interest expense were not allocated for the three and six months ended June 30, 2021, as Loyalty Ventures was not the legal obligor of such debt. The combined financial statements for the three and six months ended June 30, 2021, do not necessarily reflect what the financial position, results of operations, and cash flows would have been had we operated as an independent, publicly traded company. The financial statements for the three and six months ended June 30, 2022, represent the unaudited consolidated financial statements of Loyalty Ventures.

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

The AIR MILES Reward Program operates as a full-service coalition loyalty program for our sponsors. We provide marketing, customer service, rewards and redemption management for our sponsors. Recently, the AIR MILES Rewards Program introduced a series of improvements to the program as part of its commitment to providing collectors with an enhanced loyalty program that offers more choice, flexibility and value that will continue throughout 2022. The increase in value proposition for our AIR MILES reward miles will have an impact on our redemption revenue, as the cost of redemptions is netted against redemption revenue in accordance with ASC 606, Revenue from Contracts with Customers. For the three and six months ended June 30, 2022, redemptions increased 54% and 49%, respectively, as compared to the same periods in the prior year, due to the rebound of travel along with the launch of our new travel platform that provides more choices for collectors. However, redemption revenue for our AIR MILES Reward program declined due to our investment of providing greater value to the collector. Issuance for the three and six months ended June 30, 2022 increased 8% and 2%, respectively, as compared to the same periods in the prior year due to increased spend with our credit card and fuel sponsors. However, in June 2022, the AIR MILES Reward Program received notice from its sponsor, Sobeys Inc., of its intent to exit the program on a region-by-region basis, beginning with Atlantic Canada, between August 2022 and the first quarter of 2023. We expect that the primary impact of this development in 2022 will be on the number of AIR MILES reward miles issued, as Sobeys represented approximately 10% of Loyalty Ventures’ adjusted EBITDA in 2021.

BrandLoyalty is a leading global provider of campaign-based loyalty solutions for grocers and other high-frequency retailers. Revenue is significantly impacted by the number, type, and timing of programs in market, which can vary significantly year over year. BrandLoyalty’s original outlook for 2022 was based on a post-covid recovery after two years of pandemic and logistics-related disruptions to the segment’s operating environment. As a result of the invasion of Ukraine by Russia and sanctions imposed in response to the conflict, we have taken steps to pause business in Russia. For full year 2022, we project that our decision to pause loyalty campaigns for Russian grocery chains will result in lost revenues of approximately $16 million (€15 million); the vast majority of products we use for our campaign-based loyalty solutions in Russian grocery stores are sourced internationally, and none of the rewards for loyalty campaigns outside of Russia are sourced from Russian suppliers. However, the protracted war in Ukraine has created a greater negative impact on the macroeconomic environment as European consumers are now confronted with rising food and energy prices, which has resulted in a decline in consumer confidence and changes in consumer behavior. The ongoing supply chain issues coupled with these other inflationary and recessionary concerns has resulted in negative pressure on BrandLoyalty’s adjusted EBITDA. Further, these factors have resulted in the impairment of the segment’s goodwill of $422.9 million. See Note 7, “Intangible Assets and Goodwill,” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements for additional information.

In the second quarter of 2022, executive management and the board of directors began a process to simplify the organization, reduce its cost structure, and optimize its supply chain. We expect this plan will be implemented throughout fiscal year 2022. As a result, we incurred $4.3 million in restructuring and other charges in our AIR MILES Reward Program segment as described in more detail in Note 9, “Restructuring and Other Charges,” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements. Executive management is also undertaking an evaluation of its BrandLoyalty segment with additional restructuring and other charges expected in the second half of 2022.

While we expect the impacts of COVID-19 on our business to moderate, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, the severity and duration, the continued availability and effectiveness of vaccines and actions taken by government authorities, including restrictions, laws or regulations, and other third parties in response to the pandemic. We continue to actively monitor the impact of COVID-19 on all aspects of our business.

Consolidated and Combined Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

	(in thousands, except percentages)
Revenues
Redemption, net	$96,951	$78,831	23%	$181,927	$183,695	(1)%
Services	65,290	67,215	(3)	129,073	133,438	(3)
Other	9,562	4,859	97	15,748	10,326	53
Total revenue	171,803	150,905	14	326,748	327,459	—
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	146,107	117,092	25	273,985	252,937	8
General and administrative	4,608	3,905	18	10,817	7,590	43
Depreciation and other amortization	8,612	8,977	(4)	17,737	17,571	1
Amortization of purchased intangibles	273	444	(39)	561	883	(36)
Goodwill impairment	422,922	—	nm *	422,922	—	nm *
Total operating expenses	582,522	130,418	347	726,022	278,981	160
Operating (loss) income	(410,719)	20,487	(2,105)	(399,274)	48,478	(924)
Interest expense (income), net	9,394	(113)	nm *	18,446	(182)	nm *
(Loss) income before income taxes and loss from investment in unconsolidated subsidiary	(420,113)	20,600	(2,139)	(417,720)	48,660	(958)
Provision for income taxes	21,787	6,090	258	23,162	15,074	54
Loss from investment in unconsolidated subsidiary – related party, net of tax	—	5	nm *	—	42	nm *
Net (loss) income	$(441,900)	$14,505	(3,147)%	$(440,882)	$33,544	(1,414)%

Key Operating Metrics (in millions):
AIR MILES reward miles issued	1,228.5	1,139.2	8%	2,293.3	2,250.8	2%
AIR MILES reward miles redeemed	1,232.8	800.3	54%	2,290.0	1,539.6	49%
Supplemental information:
Average CAD to USD foreign currency exchange rate	0.78	0.81	(4)%	0.79	0.80	(1)%
Average EUR to USD foreign currency exchange rate	1.06	1.21	(12)%	1.09	1.21	(10)%

* not meaningful

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Revenue. Total revenue increased $20.9 million to $171.8 million, or 14%, for the three months ended June 30, 2022 as compared to $150.9 million for the three months ended June 30, 2021. The net increase was due to the following:

●	Redemption, net. Redemption revenue increased $18.1 million, or 23%, to $97.0 million for the three months ended June 30, 2022, as redemption revenue from our campaign-based loyalty programs increased $21.8 million due to the size and timing of programs in market. This was partially offset by the decrease in revenue from our coalition loyalty program of $3.7 million despite an increase in AIR MILES reward miles redeemed, resulting from an increase to our value proposition and cost of redemptions that are netted against revenue in accordance with ASC 606.
●	Services. Services revenue decreased $1.9 million, or 3%, to $65.3 million for the three months ended June 30, 2022 due to the impact of the decline in AIR MILES reward miles issued in 2020 and 2021, as a portion of the consideration from those issuances is deferred and amortized into revenue over the estimated life of an AIR MILES reward mile.
●	Other revenue. Other revenue increased $4.7 million, or 97%, to $9.6 million for the three months ended June 30, 2022, due to an increase in ancillary revenue associated with surplus inventory in our BrandLoyalty segment and ancillary revenue earned on travel bookings within our coalition loyalty program.

Cost of operations. Cost of operations increased $29.0 million, or 25%, to $146.1 million for the three months ended June 30, 2022 as compared to $117.1 million for the three months ended June 30, 2021 due to a $31.6 million increase in cost of redemptions due to the increase in redemption revenue and higher logistics costs associated with our campaign-based loyalty programs.

General and administrative. General and administrative expenses increased $0.7 million, or 18%, to $4.6 million for the three months ended June 30, 2022 as compared to $3.9 million for the three months ended June 30, 2021, due to an increase in payroll and benefits expense, as well as additional consulting expenses.

Depreciation and other amortization. Depreciation and other amortization decreased $0.4 million, or 4%, to $8.6 million for the three months ended June 30, 2022 as compared to $9.0 million for the three months ended June 30, 2021 due to certain fully depreciated property and equipment.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $0.2 million, or 39%, to $0.3 million for the three months ended June 30, 2022, as compared to $0.4 million for the three months ended June 30, 2021, as a result of the decline in foreign currency exchange rates.

Goodwill impairment. As of June 30, 2022, we performed an interim goodwill impairment test and determined the goodwill of the BrandLoyalty reporting unit was impaired and recognized a goodwill impairment charge of $422.9 million.

Interest expense (income), net. Total interest expense (income), net increased $9.5 million due to the interest expense associated with our senior secured credit agreement entered in connection with the Separation in November 2021.

Taxes. Provision for income taxes increased $15.7 million to $21.8 million for the three months ended June 30, 2022 from $6.1 million for the three months ended June 30, 2021. The change in the effective tax rate to (5.2)% for the three months ended June 30, 2022 as compared to 29.6% in the prior year period was primarily a result of non-deductibility of the write-off of goodwill, the increase in U.S. corporate expenses currently non-deductible, and the write-down of certain deferred tax assets.

Loss from investment in unconsolidated subsidiary – related party, net of tax. Loss from unconsolidated subsidiary – related party in 2021 represented our allocable share of the loss from our investment in our unconsolidated subsidiary, Comenity Canada, L.P., which was sold to an affiliate of our former Parent in August 2021.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Revenue. Total revenue decreased $0.7 million to $326.7 million for the six months ended June 30, 2022 as compared to $327.5 million for the six months ended June 30, 2021. The net decrease was due to the following:

●	Redemption, net. Redemption revenue decreased $1.8 million, or 1%, to $181.9 million for the six months ended June 30, 2022, as revenue from our coalition loyalty program decreased $6.6 million despite an increase in AIR MILES reward miles redeemed because of an increase to our value proposition and cost of redemptions that are netted against revenue in accordance with ASC 606. This was partially offset by the increase in redemption revenue from our campaign-based loyalty programs of $4.8 million due to the size and timing of programs in market.
●	Services. Services revenue decreased $4.4 million, or 3%, to $129.1 million for the six months ended June 30, 2022 due to the impact of the decline in AIR MILES reward miles issued in 2020 and 2021, as a portion of the consideration from those issuances is deferred and amortized into revenue over the estimated life of an AIR MILES reward mile.
●	Other revenue. Other revenue increased $5.4 million, or 53%, to $15.7 million for the six months ended June 30, 2022, due to an increase in ancillary revenue associated with surplus inventory in our BrandLoyalty segment and ancillary revenue earned on travel bookings within our coalition loyalty program.

Cost of operations. Cost of operations increased $21.0 million, or 8%, to $274.0 million for the six months ended June 30, 2022 as compared to $252.9 million for the six months ended June 30, 2021 due to a $23.2 million increase in cost of redemptions due to the increase in redemption revenue and logistics costs associated with our campaign-based loyalty programs.

General and administrative. General and administrative expenses increased $3.2 million, or 43%, to $10.8 million for the six months ended June 30, 2022 as compared to $7.6 million for the six months ended June 30, 2021, due to an increase in payroll and benefits expense, including stock compensation and other amounts associated with the Employee Matters Agreement, as well as additional consulting expenses.

Depreciation and other amortization. Depreciation and other amortization increased $0.2 million, or 1%, to $17.7 million for the six months ended June 30, 2022 as compared to $17.6 million for the six months ended June 30, 2021 due in part to the acceleration of amortization associated with certain leasehold improvements.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $0.3 million, or 36%, to $0.6 million for the six months ended June 30, 2022, as compared to $0.9 million for the six months ended June 30, 2021, as a result of the decline in foreign currency exchange rates.

Goodwill impairment. As of June 30, 2022, we performed an interim goodwill impairment test and determined the goodwill of the BrandLoyalty reporting unit was impaired and recognized a goodwill impairment charge of $422.9 million.

Interest expense (income), net. Total interest expense (income), net increased $18.6 million due to the interest expense associated with our senior secured credit agreement entered in connection with the Separation in November 2021.

Taxes. Provision for income taxes increased $8.1 million to $23.2 million for the six months ended June 30, 2022 from $15.1 million for the six months ended June 30, 2021. The change in the effective tax rate to (5.5)% for the six months ended June 30, 2022 as compared to 31.0% in the prior year period was primarily a result of non-

deductibility of the write-off of goodwill, the increase in U.S. corporate expenses currently non-deductible, and the write-down of certain deferred tax assets.

Loss from investment in unconsolidated subsidiary – related party, net of tax. Loss from unconsolidated subsidiary – related party in 2021 represented our allocable share of the loss from our investment in our unconsolidated subsidiary, Comenity Canada, L.P., which was sold to an affiliate of our former Parent in August 2021.

Use of Non-GAAP financial measures

Adjusted EBITDA is a non-GAAP financial measure equal to net (loss) income, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus loss from investment in unconsolidated subsidiary – related party, provision for income taxes, interest expense (income), net, depreciation and other amortization, the amortization of purchased intangibles, and stock compensation expense. Adjusted EBITDA also excludes goodwill impairment, strategic transaction costs, which were comprised of amounts associated with the Employee Matters Agreement entered into as part of the Separation, and restructuring and other charges. These items were not included in the measurement of segment adjusted EBITDA as the chief operating decision maker did not factor these expenses for purposes of assessing segment performance and decision making with respect to resource allocations.

We use adjusted EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management, and we believe it provides useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA is considered an important indicator of the operational strength of our businesses. Adjusted EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of intangible assets. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets, such as capital expenditures, investment spending and return on capital and therefore the effects are excluded from adjusted EBITDA. Adjusted EBITDA also eliminates the non-cash effect of stock compensation expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Net (loss) income	$(441,900)	$14,505	$(440,882)	$33,544
Loss from investment in unconsolidated subsidiary – related party, net of tax	—	5	—	42
Provision for income taxes	21,787	6,090	23,162	15,074
Interest expense (income), net	9,394	(113)	18,446	(182)
Depreciation and other amortization	8,612	8,977	17,737	17,571
Amortization of purchased intangibles	273	444	561	883
Stock compensation expense	1,581	2,325	3,909	4,179
Goodwill impairment	422,922	—	422,922	—
Strategic transaction costs (1)	512	—	2,025	—
Restructuring and other charges (2)	4,266	—	4,266	—
Adjusted EBITDA	$27,447	$32,233	$52,146	$71,111
(1)	Represents costs associated with the Separation, which were comprised of amounts associated with the Employee Matters Agreement.
(2)	Represents costs associated with termination costs, assets impairments, and other exit costs. See Note 9, “Restructuring and Other Charges,” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements for additional information.

Segment Revenue and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

	(in thousands, except percentages)
Revenue:
AIR MILES Reward Program	$66,554	$71,937	(7)%	$132,262	$142,194	(7)%
BrandLoyalty	105,292	78,968	33	194,573	185,265	5
Corporate/Other	—	—	—	—	—	—
Eliminations	(43)	—	nm *	(87)	—	nm *
Total	$171,803	$150,905	14%	$326,748	$327,459	—%

Adjusted EBITDA
AIR MILES Reward Program	$31,576	$36,758	(14)%	$60,981	$73,209	(17)%
BrandLoyalty	(450)	(1,110)	(59)	(214)	4,597	(105)
Corporate/Other	(3,679)	(3,415)	8	(8,621)	(6,695)	29
Total	$27,447	$32,233	(15)%	$52,146	$71,111	(27)%

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Revenue. Total revenue increased $20.9 million, or 14%, to $171.8 million for the three months ended June 30, 2022 from $150.9 million for the three months ended June 30, 2021. The net increase was due to the following:

●	AIR MILES Reward Program. Revenue decreased $5.4 million, or 7%, to $66.6 million for the three months ended June 30, 2022, as revenue was impacted by a decline in issuance revenue, included in service revenue, of $3.7 million due to the decrease in the number of AIR MILES reward miles issued in 2020 and 2021, and a decline of $3.7 million in redemption revenue due to the increase in the value proposition that negatively impacts the cost of redemptions, which are netted against revenue in accordance with ASC 606.
●	BrandLoyalty. Revenue increased $26.3 million, or 33%, to $105.3 million for the three months ended June 30, 2022, due to the size and timing of programs in market, which can vary significantly between quarters in the comparative years.

Adjusted EBITDA. Adjusted EBITDA decreased $4.8 million, or 15%, to $27.4 million for the three months ended June 30, 2022 from $32.2 million for the three months ended June 30, 2021. The decrease was due to the following:

●	AIR MILES Reward Program. Adjusted EBITDA decreased $5.2 million, or 14%, to $31.6 million for the three months ended June 30, 2022 due to the decrease in revenue noted above.
●	BrandLoyalty. Adjusted EBITDA increased $0.7 million, or 59%, to $(0.5) million for the three months ended June 30, 2022 due to a decrease in incentive compensation, partially offset by margin pressure due to the increase in cost of redemptions from higher logistics costs.
●	Corporate/Other. Adjusted EBITDA decreased $0.3 million to $(3.7) million for the three months ended June 30, 2022 due to an increase in payroll and benefits expense and consulting costs.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Revenue. Total revenue decreased $0.7 million to $326.7 million for the six months ended June 30, 2022 from $327.5 million for the six months ended June 30, 2021. The net decrease was due to the following:

●	AIR MILES Reward Program. Revenue decreased $9.9 million, or 7%, to $132.3 million for the six months ended June 30, 2022, as revenue was impacted by a decline in issuance revenue, included in service revenue, of $6.5 million due to the decrease in the number of AIR MILES reward miles issued in 2020 and 2021, and a decline of $6.6 million in redemption revenue due to the increase in the value proposition that negatively impacts the cost of redemptions, which are netted against revenue in accordance with ASC 606.
●	BrandLoyalty. Revenue increased $9.3 million, or 5%, to $194.6 million for the six months ended June 30, 2022, due to the size and timing of programs in market.

Adjusted EBITDA. Adjusted EBITDA decreased $19.0 million, or 27%, to $52.1 million for the six months ended June 30, 2022 from $71.1 million for the six months ended June 30, 2021. The decrease was due to the following:

●	AIR MILES Reward Program. Adjusted EBITDA decreased $12.2 million, or 17%, to $61.0 million for the six months ended June 30, 2022 due to the decrease in revenue noted above and an increase in payroll and benefits expense.
●	BrandLoyalty. Adjusted EBITDA decreased $4.8 million, or 105%, to $0.2 million for the six months ended June 30, 2022 due to margin pressure from the increase in cost of redemptions noted above, partially offset by a decrease in incentive compensation.
●	Corporate/Other. Adjusted EBITDA decreased $1.9 million to $(8.6) million for the six months ended June 30, 2022 due to an increase in payroll and benefits expense and consulting costs.

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

Cash Flow Activity

Operating Activities. We used cash flow from operating activities of $42.1 million for the six months ended June 30, 2022 as compared to cash flow generated from operating activities of $97.8 million for the six months ended June 30, 2021, primarily as a result of a decline in net income and changes in working capital, primarily from an increase in inventory in advance of programs scheduled in the second half of the year.

Investing Activities. Cash provided by investing activities was $2.3 million for the six months ended June 30, 2022 as compared to cash used in investing activities of $49.1 million for the six months ended June 30, 2021. Significant components of investing activities are as follows:

●	Redemption settlement assets, restricted. Cash provided by redemption settlement assets was $12.0 million for the six months ended June 30, 2022 as compared to cash used in redemption settlement assets of $41.0 million for the six months ended June 30, 2021 as a result of lower investments.
●	Capital expenditures. Cash paid for capital expenditures was $9.7 million and $8.9 million for the six months ended June 30, 2022 and 2021, respectively. We anticipate that in 2022, we will make additional investments towards enhancing our collector-facing digital platforms and upgrading our data and analytics capabilities, and estimate total capital expenditures for the year will range between $30 million to $35 million.

Financing Activities. Cash used in financing activities was $24.4 million and $119.8 million for the six months ended June 30, 2022 and 2021, respectively. In 2022, the cash used for financing was primarily attributable to principal payments on our term loans. In 2021, the Company paid a dividend to our former Parent of $124.2 million, of which $4.2 million was withheld for taxes.

Debt

Credit Agreement

At June 30, 2022, we had $649.7 million in term loans outstanding and a $150.0 million revolving line of credit. As of June 30, 2022, we had no amounts outstanding under our revolving line of credit but a total availability of $126.7 million due to letters of credit outstanding under the senior secured credit agreement. Our total leverage ratio, as defined in our credit agreement, was 4.0 to 1 at June 30, 2022, as compared to the maximum covenant ratio of 5.0 to 1.

As of June 30, 2022, we were in compliance with our debt covenants.

In July 2022, we entered into an amendment to our senior secured credit agreement, which, among other things, provides for adjustments to the financial maintenance covenant and reduces the amount of our revolving commitments by $2.8 million per quarter beginning September 30, 2022, for each quarter in which the total leverage ratio as defined in the senior secured credit agreement is in excess of 4.75 to 1.

See Note 10, “Debt,” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements for additional information regarding our debt.

Critical Accounting Policies and Estimates

Other than as set forth below, there have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021.

Goodwill

During the second quarter of 2022, we believed it was more likely than not that the fair value of the BrandLoyalty reporting unit was less than its carrying amount as a result of macroeconomic factors, including Russia’s invasion of Ukraine and its negative impact on consumer confidence and consumer behavior in Europe, inflation, and continued supply chain pressures. As such, the economic disruption coupled with increased uncertainty indicated a material deterioration of the significant inputs used to determine the fair value of the BrandLoyalty reporting unit.

For our quantitative analysis, the fair value of the reporting units was estimated using both an income- and market-based approach. Our income-based approach utilizes a discounted cash flow analysis based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. The valuation includes assumptions related to revenue growth and profit performance, capital expenditures, the discount rate and other assumptions that are judgmental in nature. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment. The market-based approach involves an analysis of market multiples of revenues and earnings to a group of comparable public companies and recent transactions, if any, involving comparable companies. While the guideline companies in the market-based valuation method have comparability to the reporting units, they may not fully reflect the market share, product portfolio and operations of the reporting units. In addition, we also consult independent valuation experts in applying these valuation techniques. We based our measurement of the fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market-based valuation approach.

Based on the results of the goodwill impairment test, we recorded an impairment charge of $422.9 million, which reduced the goodwill balance of the BrandLoyalty reporting unit to zero. See Note 7, “Intangible Assets and Goodwill,” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements for additional information.

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

Foreign currency exchange rate risk

Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Our primary exchange rate exposure has been with the Canadian dollar and Euro against the United States dollar. In the first six months of 2022, changes in foreign currency exchange rates decreased our reported revenues $22.5 million with the estimated effect on our net earnings being immaterial.

Interest Rate Risk

Loans under our Credit Agreement bear interest at floating rates tied to London interbank offered rate (LIBOR), or, if LIBOR is no longer available, the Secured Overnight Financing Rate (SOFR). As a result, changes in LIBOR, or in the future SOFR, can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not used interest rate swap arrangements to hedge the variable interest rates under our Credit Agreement. A one percentage point increase in LIBOR in the first six months of 2022 would have resulted in approximately $3.3 million of additional interest expense. A description of our Credit Agreement is contained in Note 10, “Debt,” to the Unaudited Condensed Consolidated and Combined Financial Statements.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2022 (the end of our second fiscal quarter), our disclosure controls and procedures were effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our second quarter 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The invasion by Russia of Ukraine and the related global disruptions has and may continue to negatively impact our results of operations.

As a result of the invasion by Russia of Ukraine, the U.S. and certain other countries have imposed sanctions on conducting business with or in Russia and Russia has responded with similar measures including restrictions on cash exports; these parties could impose further sanctions that could damage or disrupt international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of this conflict or the sanctions imposed to date, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions that could increase the costs, risks and adverse impacts from additional supply chain and logistics challenges. We may also be the subject of increased cyber-attacks. The potential effects of the invasion by Russia of Ukraine also could impact many of the other risk factors described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021. These potential effects could include, but are not limited to, variations in the level of our profitability, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, and the impairment of the carrying value of goodwill. See Note 7, “Intangible Assets and Goodwill,” of the Notes to the Unaudited Condensed Consolidated and Combined Financial Statements. Given the evolving nature of this conflict, the related sanctions, potential governmental actions and global economic fallout, such potential impacts remain uncertain. While Russia does not constitute a material portion of our business, a significant escalation of the conflict’s current scope or related expansion of economic disruption to a portion or all of the global economy could have a material adverse effect on our results of operations.

We may be unable to realize some or all of the anticipated benefits of any restructuring, and the restructuring may adversely affect our business.

In response to changes in industry and market conditions, we have and may continue to undertake restructuring, reorganization, or other strategic changes to operate more efficiently, control costs and adapt our business to serve clients more effectively. The successful implementation of these changes may require us to effect business and asset dispositions, workforce reductions, management restructurings, decisions to limit investments in or otherwise exit businesses, office consolidations and closures, and other actions, each of which depend on a number of factors that may not be within our control.

These changes may result in the recording of restructuring or other charges, such as asset impairment charges, contract and lease termination costs, inventory write-offs, exit costs, termination benefits, and other restructuring costs. Further, we may experience a loss of continuity, accumulated knowledge and/or efficiency; adverse effects on employee morale; and/or key employee retention issues. Reorganization and restructuring can impact a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business.

Our restructuring activities, including any related charges, could present significant risks that may impair our ability to achieve operating efficiencies and effectiveness, or otherwise have a material adverse effect on our business, competitive position, operating results, and financial condition. For more information about our restructuring initiatives, see Note 9, “Restructuring and Other Charges” of the Notes to the Unaudited Condensed Consolidated and Combined Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(Dollars in thousands)
During 2022:
April 1-30	—	$—	—	$—
May 1-31	—	—	—	—
June 1-30	—	—	—	—
Total	—	$—	—	$—

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

Item 6. Exhibits

(a) Exhibits:

EXHIBIT INDEX

Description
Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.1%*+	Fifth Amendment to Amended and Restated Program Participation Agreement by and between LoyaltyOne, Co. and Bank of Montreal, dated as of July 4, 2022.

10.2%*+	Sixth Amendment to Amended and Restated Program Participation Agreement by and between LoyaltyOne, Co. and Bank of Montreal, dated as of July 5, 2022.

10.3	Amendment No. 1 to Credit Agreement (Financial Covenant), dated as of July 29, 2022, by and among Loyalty Ventures Inc., Brand Loyalty Group B.V. and Brand Loyalty International B.V., as borrowers, certain other subsidiaries as guarantors, Bank of America N.A., as administrative agent, and certain other lenders party thereto.	8-K	10.1	8/4/2022

10.4+	Separation Agreement, dated as of May 27, 2022, by and among Loyalty Ventures Inc., LoyaltyOne, Co. and Blair F. Cameron	8-K	10.1	6/1/2022

31.1*	Certification of Chief Executive Officer of Loyalty Ventures Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Loyalty Ventures Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101*

The following financial information from Loyalty Ventures Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated and Combined Statements of Operations, (iii) Condensed Consolidated and Combined Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated and Combined Statements of Equity (Deficiency), (v) Condensed Consolidated and Combined Statements of Cash Flows and (vi) Notes to Condensed Consolidated and Combined Financial Statements.

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
Date: August 11, 2022

	By:	/s/ JOHN J. CHESNUT
John J. Chesnut
Executive Vice President and Chief Financial Officer
Date: August 11, 2022