Form 10-Q
period 2022-09-30
Loyalty Ventures Inc.
filed 2022-11-08
CIK 1870997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

As of October 27, 2022, 24,611,933 shares of common stock were outstanding.

LOYALTY VENTURES INC.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

LOYALTY VENTURES INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021

	(in thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$73,307	$167,601
Accounts receivable, net, less allowance for doubtful accounts ($3.9 million and $4.7 million at September 30, 2022 and December 31, 2021, respectively)	245,863	288,251
Inventories, net	236,776	188,577
Redemption settlement assets, restricted	609,711	735,131
Other current assets	23,415	28,627
Total current assets	1,189,072	1,408,187
Property and equipment, net	63,742	79,959
Right-of-use assets - operating	85,057	99,515
Deferred tax asset, net	48,388	58,128
Intangible assets, net	1,913	3,095
Goodwill	177,978	649,958
Other non-current assets	25,068	24,885
Total assets	$1,591,218	$2,323,727
LIABILITIES AND EQUITY (DEFICIENCY)
Accounts payable	$116,766	$103,482
Accrued expenses	131,242	144,997
Deferred revenue	791,208	924,789
Current operating lease liabilities	8,086	10,055
Current portion of long-term debt	50,625	50,625
Other current liabilities	120,651	118,444
Total current liabilities	1,218,578	1,352,392
Deferred revenue	87,793	97,167
Long-term operating lease liabilities	88,390	103,242
Long-term debt	567,720	603,488
Other liabilities	18,369	20,874
Total liabilities	1,980,850	2,177,163
Commitments and contingencies
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 24,612 shares and 24,585 shares at September 30, 2022 and December 31, 2021, respectively	246	246
Additional paid-in-capital	272,487	266,775
Accumulated deficit	(496,390)	(55,383)
Accumulated other comprehensive loss	(165,975)	(65,074)
Total (deficiency) equity	(389,632)	146,564
Total liabilities and (deficiency) equity	$1,591,218	$2,323,727

See accompanying notes to unaudited condensed consolidated and combined financial statements.

LOYALTY VENTURES INC.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands, except per share amounts)
Revenues
Redemption, net	$91,852	$97,149	$273,779	$280,844
Services	62,757	65,806	191,830	199,244
Other	7,760	6,302	23,508	16,628
Total revenue	162,369	169,257	489,117	496,716
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	133,905	119,882	407,890	372,820
General and administrative	5,090	4,018	15,907	11,608
Depreciation and other amortization	7,409	8,665	25,146	26,237
Amortization of purchased intangibles	259	433	820	1,316
Goodwill impairment	—	—	422,922	—
Total operating expenses	146,663	132,998	872,685	411,981
Operating income (loss)	15,706	36,259	(383,568)	84,735
Interest expense (income), net	11,527	(136)	29,973	(318)
Income (loss) before income taxes and income from investment in unconsolidated subsidiary	4,179	36,395	(413,541)	85,053
Provision for income taxes	4,304	16,542	27,466	31,616
Income from investment in unconsolidated subsidiary – related party, net of tax	—	(4,108)	—	(4,067)
Net (loss) income	$(125)	$23,961	$(441,007)	$57,504

Net (loss) income per share (Note 3):
Basic	$(0.01)	$0.97	$(17.92)	$2.34
Diluted	$(0.01)	$0.97	$(17.92)	$2.34

Weighted average shares (Note 3):
Basic	24,612	24,585	24,607	24,585
Diluted	24,612	24,585	24,607	24,585

See accompanying notes to unaudited condensed consolidated and combined financial statements.

LOYALTY VENTURES INC.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Net (loss) income	$(125)	$23,961	$(441,007)	$57,504

Other comprehensive (loss) income:
Unrealized loss on securities available-for-sale	(1,505)	(2,769)	(32,737)	(11,245)
Tax benefit	—	—	—	693
Unrealized loss on securities available-for-sale, net of tax	(1,505)	(2,769)	(32,737)	(10,552)

Unrealized (loss) gain on cash flow hedges	(1,289)	1,206	(986)	2,134
Tax benefit (expense)	300	(298)	233	(454)
Unrealized (loss) gain on cash flow hedges, net of tax	(989)	908	(753)	1,680

Foreign currency translation adjustments	(21,417)	(21,064)	(67,411)	(40,005)

Other comprehensive (loss) income, net of tax	(23,911)	(22,925)	(100,901)	(48,877)

Total comprehensive (loss) income, net of tax	$(24,036)	$1,036	$(541,908)	$8,627

See accompanying notes to unaudited condensed consolidated and combined financial statements.

LOYALTY VENTURES INC.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIENCY)

						Accumulated
			Additional		Former	Other	Total
	Common Stock		Paid-In	Accumulated	Parent's Net	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Investment	Loss	(Deficiency)

	(in thousands)
Balance as of July 1, 2022	24,612	$246	$271,296	$(496,265)	$—	$(142,064)	$(366,787)
Net loss	—	—	—	(125)	—	—	(125)
Other comprehensive loss	—	—	—	—	—	(23,911)	(23,911)
Stock-based compensation	—	—	1,339	—	—	—	1,339
Other	—	—	(148)	—	—	—	(148)
Balance as of September 30, 2022	24,612	$246	$272,487	$(496,390)	$—	$(165,975)	$(389,632)

						Accumulated
			Additional		Former	Other
	Common Stock		Paid-In	Accumulated	Parent's Net	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Investment	Loss	Equity

	(in thousands)
Balance as of July 1, 2021	—	$—	$—	$—	$1,012,586	$(25,571)	$987,015
Net income	—	—	—	—	23,961	—	23,961
Other comprehensive loss	—	—	—	—	—	(22,925)	(22,925)
Change in former Parent’s net investment	—	—	—	—	5,525	—	5,525
Balance as of September 30, 2021	—	$—	$—	$—	$1,042,072	$(48,496)	$993,576

						Accumulated
			Additional		Former	Other	Total
	Common Stock		Paid-In	Accumulated	Parent's Net	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Investment	Loss	(Deficiency)

	(in thousands)
Balance as of January 1, 2022	24,585	$246	$266,775	$(55,383)	$—	$(65,074)	$146,564
Net loss	—	—	—	(441,007)	—	—	(441,007)
Other comprehensive loss	—	—	—	—	—	(100,901)	(100,901)
Net transfers from former Parent for Separation-related transactions	—	—	1,354	—	—	—	1,354
Stock-based compensation	—	—	5,248	—	—	—	5,248
Other	27	—	(890)	—	—	—	(890)
Balance as of September 30, 2022	24,612	$246	$272,487	$(496,390)	$—	$(165,975)	$(389,632)

						Accumulated
			Additional		Former	Other
	Common Stock		Paid-In	Accumulated	Parent's Net	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Investment	Loss	Equity

	(in thousands)
Balance as of January 1, 2021	—	$—	$—	$—	$1,093,920	$381	$1,094,301
Net income	—	—	—	—	57,504	—	57,504
Other comprehensive loss	—	—	—	—	—	(48,877)	(48,877)
Change in former Parent’s net investment	—	—	—	—	(109,352)	—	(109,352)
Balance as of September 30, 2021	—	$—	$—	$—	$1,042,072	$(48,496)	$993,576

See accompanying notes to unaudited condensed consolidated and combined financial statements.

LOYALTY VENTURES INC.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(441,007)	$57,504
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,966	27,553
Deferred income taxes	5,192	(3,594)
Non-cash stock compensation	5,248	6,322
Goodwill impairment	422,922	—
Gain on sale of investment in unconsolidated subsidiary – related party	—	(4,110)
Change in other operating assets and liabilities:
Change in deferred revenue	(59,035)	12,775
Change in accounts receivable	10,139	(14,201)
Change in accounts payable and accrued expenses	20,748	(12,496)
Change in other assets	(71,851)	(28,982)
Change in other liabilities	9,326	62,415
Other	20,798	10,539
Net cash (used in) provided by operating activities	(51,554)	113,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets, restricted	10,313	(47,312)
Capital expenditures	(15,936)	(13,137)
Distributions from investment in unconsolidated subsidiary – related party	—	795
Sale of investment in unconsolidated subsidiary – related party	—	4,055
Net cash used in investing activities	(5,623)	(55,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	12,000	—
Repayments of borrowings	(49,969)	—
Payment of deferred financing costs	(1,964)	—
Dividends paid to former Parent	—	(120,000)
Net transfers to former Parent	—	(9,278)
Net transfers from former Parent for Separation-related transactions	1,569	—
Other	(557)	—
Net cash used in financing activities	(38,921)	(129,278)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,195)	(4,000)

Change in cash, cash equivalents and restricted cash	(109,293)	(75,152)
Cash, cash equivalents and restricted cash at beginning of year	232,602	337,525
Cash, cash equivalents and restricted cash at end of year	$123,309	$262,373

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$27,717	$200
Income taxes paid, net	$19,693	$30,781

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

Basis of Presentation

Prior to the Separation, the Company had operated as part of the former Parent and not as a standalone company. The unaudited condensed combined financial statements for the three and nine months ended September 30, 2021 have been derived from the former Parent’s historical accounting records and are presented on a “carve-out” basis. The unaudited condensed combined financial statements for the three and nine months ended September 30, 2021 also include allocations of certain general and administrative expenses from the former Parent that directly or indirectly benefited Loyalty Ventures. However, amounts recognized by the Company are not necessarily representative of the amounts that would have been reflected in the unaudited condensed combined financial statements had the Company operated independently. The former Parent’s third-party long-term debt and the related interest expense was not allocated for the three and nine months ended September 30, 2021 as the Company was not the legal obligor of such debt. The former Parent’s net investment represents its interest in the recorded net assets of the Company. All significant transactions between the Company and its former Parent have been included in the accompanying unaudited condensed combined financial statements. Transactions with the former Parent as contributions to the carve-out entity or distributions from the carve-out entity are reflected in the accompanying unaudited condensed consolidated and combined statements of equity (deficiency) as “Change in former Parent’s net investment.”

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 were based on the reported results of Loyalty Ventures as a standalone company and prepared on a consolidated basis.

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

Recently Issued Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Facilitation of the Effects of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 can be applied anytime between the first quarter of fiscal 2020 and the fourth quarter of fiscal 2022. ASU 2020-04 applies only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The Company’s primary association with LIBOR is through interest rates applicable under its senior secured credit agreement (the “Credit Agreement”) that provides for the use of the Secured Overnight Financing Rate (SOFR) if LIBOR is no longer available. Accordingly, the impact of ASU 2020-04 on the Company’s consolidated financial statements and related disclosures is not expected to be material.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification (“ASC”) 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company expects to adopt ASU 2021-08 in the first quarter of 2023 on a prospective basis. While the impact of these amendments is dependent on the nature of any future transactions, the Company does not expect ASU 2021-08 to have a significant impact on its consolidated financial statements and related disclosures.

In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50).” This standard requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. ASU 2022-04 becomes effective January 1, 2023, except for the rollforward requirement, which becomes effective January 1, 2024. The Company is evaluating the impact that adoption of ASU 2022-04 will have on its consolidated financial statements.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

2. REVENUE

The Company’s products and services are reported under two segments—AIR MILES Reward Program and BrandLoyalty, as shown below. The following tables present revenue disaggregated by major source, as well as geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

	AIR MILES
Three Months Ended September 30, 2022	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$63,971	$—	$—	$63,971
Campaign-based loyalty programs	—	93,413	—	93,413
Other	45	1,611	(42)	1,614
Revenue from contracts with customers	$64,016	$95,024	$(42)	$158,998

Investment income	3,371	—	—	3,371
Total	$67,387	$95,024	$(42)	$162,369

	AIR MILES
Three Months Ended September 30, 2021	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$68,580	$—	$—	$68,580
Campaign-based loyalty programs	—	95,799	—	95,799
Other	10	1,530	—	1,540
Revenue from contracts with customers	$68,590	$97,329	$—	$165,919

Investment income	3,338	—	—	3,338
Total	$71,928	$97,329	$—	$169,257

	AIR MILES
Nine Months Ended September 30, 2022	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$189,533	$—	$—	$189,533
Campaign-based loyalty programs	—	284,943	—	284,943
Other	125	4,654	(129)	4,650
Revenue from contracts with customers	$189,658	$289,597	$(129)	$479,126

Investment income	9,991	—	—	9,991
Total	$199,649	$289,597	$(129)	$489,117

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	AIR MILES
Nine Months Ended September 30, 2021	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$203,870	$—	$—	$203,870
Campaign-based loyalty programs	—	278,726	—	278,726
Other	12	3,867	—	3,879
Revenue from contracts with customers	$203,882	$282,593	$—	$486,475

Investment income	10,241	—	—	10,241
Total	$214,123	$282,593	$—	$496,716

	AIR MILES
Three Months Ended September 30, 2022	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$—	$—	$—	$—
Canada	67,387	4,742	(42)	72,087
Europe, Middle East and Africa	—	77,465	—	77,465
Asia Pacific	—	7,061	—	7,061
Other	—	5,756	—	5,756
Total	$67,387	$95,024	$(42)	$162,369

	AIR MILES
Three Months Ended September 30, 2021	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$—	$95	$—	$95
Canada	71,928	3,894	—	75,822
Europe, Middle East and Africa	—	68,168	—	68,168
Asia Pacific	—	22,967	—	22,967
Other	—	2,205	—	2,205
Total	$71,928	$97,329	$—	$169,257

	AIR MILES
Nine Months Ended September 30, 2022	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$—	$—	$—	$—
Canada	199,649	12,426	(129)	211,946
Europe, Middle East and Africa	—	220,658	—	220,658
Asia Pacific	—	45,367	—	45,367
Other	—	11,146	—	11,146
Total	$199,649	$289,597	$(129)	$489,117

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	AIR MILES
Nine Months Ended September 30, 2021	Reward Program	BrandLoyalty	Eliminations	Total

	(in thousands)
Disaggregation of Revenue by Geographic Region:

United States	$—	$2,637	$—	$2,637
Canada	214,123	15,163	—	229,286
Europe, Middle East and Africa	—	200,022	—	200,022
Asia Pacific	—	57,690	—	57,690
Other	—	7,081	—	7,081
Total	$214,123	$282,593	$—	$496,716

Contract Liabilities

The Company records a contract liability when cash payments are received in advance of its performance, which applies to the service and redemption of an AIR MILES reward mile and the reward products for its campaign-based loyalty programs.

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total

	(in thousands)
Balance at January 1, 2022	$230,492	$791,464	$1,021,956
Cash proceeds	131,316	202,961	334,277
Revenue recognized (1)	(138,858)	(254,938)	(393,796)
Other	—	423	423
Effects of foreign currency translation	(19,321)	(64,538)	(83,859)
Balance at September 30, 2022	$203,629	$675,372	$879,001
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$115,836	$675,372	$791,208
Deferred revenue (non-current)	$87,793	$—	$87,793
(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $39.8 million in 2022, $94.9 million in 2023, $52.3 million in 2024, and $16.6 million in 2025.

The contract liabilities for BrandLoyalty’s campaign-based loyalty programs are recognized in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The beginning balance as of January 1, 2022 was $85.4 million and the closing balance as of September 30, 2022 was $99.1 million, with the change due to cash payments received in advance of program performance, offset in part by revenue recognized of approximately $212.4 million and the effect of foreign currency translation of $14.7 million during the nine months ended September 30, 2022.

3. EARNINGS PER SHARE

A total of 24,585,237 shares of Loyalty Ventures common stock were outstanding at November 5, 2021, the date of the Separation, and this share amount was utilized for the calculation of basic and diluted earnings per share for all

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

periods presented prior to the Separation. For the three and nine months ended September 30, 2021, these shares are treated as issued and outstanding for purposes of calculating historical basic and diluted earnings per share.

For the three and nine months ended September 30, 2022, the calculation of basic and diluted earnings per share is based on the weighted average number of common shares outstanding. The dilutive effect of equity awards of Loyalty Ventures granted subsequent to the Separation is included in the diluted calculation.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(125)	$23,961	$(441,007)	$57,504

Denominator:
Weighted average shares, basic	24,612	24,585	24,607	24,585
Weighted average effect of dilutive securities:
Net effect of dilutive unvested restricted stock(1)	—	—	—	—
Denominator for diluted calculation	24,612	24,585	24,607	24,585

Basic net (loss) income per share:	$(0.01)	$0.97	$(17.92)	$2.34
Diluted net (loss) income per share:	$(0.01)	$0.97	$(17.92)	$2.34
(1)	The dilutive calculation excludes 0.9 million and 0.6 million restricted stock units for the three and nine months ended September 30, 2022, respectively, as they were anti-dilutive for the respective periods. For the three and nine months ended September 30, 2021, there are no dilutive equity instruments as there were no equity awards of Loyalty Ventures outstanding prior to the Separation.

4. INVENTORIES, NET

Inventories, net of $236.8 million and $188.6 million at September 30, 2022 and December 31, 2021, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

5. REDEMPTION SETTLEMENT ASSETS, RESTRICTED

Redemption settlement assets consist of restricted cash, mutual funds, and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	September 30,	December 31,
	2022	2021
	Fair Value	Fair Value

	(in thousands)
Restricted cash	$40,870	$58,752
Mutual funds	20,696	25,990
Corporate bonds	548,145	650,389
Total	$609,711	$735,131

The following table shows the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022				December 31, 2021
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in thousands)
Corporate bonds	$578,741	$—	$(30,596)	$548,145	$648,248	$6,389	$(4,248)	$650,389
Total	$578,741	$—	$(30,596)	$548,145	$648,248	$6,389	$(4,248)	$650,389

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2022 and December 31, 2021, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2022
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in thousands)
Corporate bonds	$369,156	$(13,710)	$178,989	$(16,886)	$548,145	$(30,596)
Total	$369,156	$(13,710)	$178,989	$(16,886)	$548,145	$(30,596)

	December 31, 2021
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in thousands)
Corporate bonds	$104,052	$(1,341)	$123,382	$(2,907)	$227,434	$(4,248)
Total	$104,052	$(1,341)	$123,382	$(2,907)	$227,434	$(4,248)

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The amortized cost and estimated fair value of the securities available-for-sale at September 30, 2022 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$122,736	$121,720
Due after one year through five years	456,005	426,425
Total	$578,741	$548,145

Market values were determined for each individual security in the investment portfolio. The Company recorded losses associated with the change in fair value of mutual funds of $0.6 million and $3.1 million for the three and nine months ended September 30, 2022, respectively. Losses associated with the change in fair value of mutual funds were de minimis and $0.6 million for the three and nine months ended September 30, 2021, respectively.

For available-for-sale debt securities in which fair value is less than cost, ASC 326, “Financial Instruments – Credit Losses,” requires that credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company invests in highly rated securities with expected low probabilities of default and has the intent and ability to hold the investments until maturity. The Company performs an assessment each period for credit-related impairment. As of September 30, 2022, the Company does not consider its investments to be impaired. The Company believes unrealized losses on investments were caused by rising interest rates rather than changes in credit quality. The Company expects to recover, through collection of all of the contractual cash flows of each security, the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis.

There were no realized gains or losses from the sale of investment securities for the three months ended September 30, 2022 and 2021, respectively. Losses from the sale of investment securities were de minimis and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

6. LEASES

The Company has operating leases for general office properties, warehouses, data centers, automobiles and equipment. As of September 30, 2022, the Company’s leases have remaining lease terms of less than 1 year to 11 years, some of which may include renewal options. For leases in which the implicit rate is not readily determinable, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease.

Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Operating lease cost	$3,450	$3,923	$10,814	$11,929
Short-term lease cost	99	84	243	255
Variable lease cost	1,070	922	2,859	3,134
Total	$4,619	$4,929	$13,916	$15,318

Sublease income was $1.4 million and $3.2 million for the three and nine months ended September 30, 2022, respectively, and $0.6 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, and is presented net of lease expense.

The Company evaluates its right-of-use assets for impairment in accordance with ASC 360, “Property, Plant and Equipment,” when events or changes in circumstances indicate that a right-of-use asset’s carrying amount may not be recoverable. The Company performed an impairment assessment for the right-of-use assets associated with certain subleased office space. As a result, the Company recorded asset impairment charges within its AIR MILES Reward Program segment of $0.4 million and $1.0 million in the three and nine months ended September 30, 2022, respectively, which is included in cost of operations in its unaudited condensed consolidated statements of operations.

Other information related to leases was as follows:

	September 30,	September 30,
	2022	2021
Weighted-average remaining lease term (in years):
Operating leases	10.0	10.9
Weighted-average discount rate:
Operating leases	4.7%	4.7%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,294	$4,062	$12,068	$13,871
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,434	$16	$4,171	$200

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

Maturities of the lease liabilities as of September 30, 2022 were as follows:

Operating
Year	Leases
(in thousands)
2022 (excluding the nine months ended September 30, 2022)	$2,168
2023	13,560
2024	12,674
2025	12,081
2026	11,538
Thereafter	70,411
Total undiscounted lease liabilities	122,432
Less: Amount representing interest	(25,956)
Total present value of minimum lease payments	$96,476

Amounts recognized in the September 30, 2022 consolidated balance sheet:
Current operating lease liabilities	$8,086
Long-term operating lease liabilities	88,390
Total	$96,476

7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	September 30, 2022
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in thousands)
Tradenames	$8,233	$(6,320)	$1,913	8‑15 years—straight line
Total intangible assets	$8,233	$(6,320)	$1,913

	December 31, 2021
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in thousands)
Tradenames	$32,289	$(29,194)	$3,095	8‑15 years—straight line
Collector database	55,397	(55,397)	—	5 years—straight line
Total intangible assets	$87,686	$(84,591)	$3,095

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(in thousands)
2022 (excluding the nine months ended September 30, 2022)	$252
2023	1,006
2024	516
2025	26
2026	26
Thereafter	87

Goodwill

The changes in the carrying amount of goodwill are as follows:

	AIR MILES
	Reward Program	BrandLoyalty (1)	Total

	(in thousands)
Balance at January 1, 2022	$194,767	$455,191	$649,958
Impairment	—	(422,922)	(422,922)
Effects of foreign currency translation	(16,789)	(32,269)	(49,058)
Balance at September 30, 2022	$177,978	$—	$177,978
(1)	The amount of goodwill as of January 1, 2022 is net of an accumulated goodwill impairment charge of $50.0 million within the BrandLoyalty segment incurred as of December 31, 2021. As of June 30, 2022, the Company recorded a goodwill impairment charge of $422.9 million within the BrandLoyalty segment. The goodwill as of September 30, 2022 is net of accumulated goodwill impairment charges of $472.9 million within the BrandLoyalty segment.

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

Under the equity method, the Company’s share of its investee’s earnings or loss is recognized in the consolidated and combined statements of operations. The Company recognized income from investment in unconsolidated related party subsidiary of $4.1 million for each of the three and nine months ended September 30, 2021, respectively. In August 2021, the Company’s investment in Comenity Canada L.P. was sold to an affiliate of the former Parent for $4.1

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

million and a gain on sale of investment in unconsolidated related party subsidiary of $4.1 million was recorded in income from investment in unconsolidated subsidiary within the Company’s unaudited condensed consolidated and combined statements of income.

9. RESTRUCTURING AND OTHER CHARGES

In the second quarter of 2022, executive management initiated a plan to simplify the organization, reduce its cost structure, and optimize its supply chain. The Company expects this plan will be implemented throughout fiscal year 2022. For the three and nine months ended September 30, 2022, the Company incurred restructuring and other charges related to reductions in force and asset impairments associated with certain leased office space as the Company reduces its real estate footprint, and other exit costs primarily related to third-party professional services. These charges were recorded to cost of operations in the Company’s unaudited condensed consolidated and combined statements of operations.

The following tables summarize the restructuring and other charges incurred by reportable segment for the three and nine months ended September 30, 2022:

	Termination	Asset	Other
Three Months Ended September 30, 2022	Benefits	Impairments	Exit Costs	Total

	(in thousands)
AIR MILES Reward Program	$2,934	$432	$108	$3,474
BrandLoyalty	1,881	—	—	1,881
Total	$4,815	$432	$108	$5,355

	Termination	Asset	Other
Nine Months Ended September 30, 2022	Benefits	Impairments	Exit Costs	Total

	(in thousands)
AIR MILES Reward Program	$5,291	$969	$1,480	$7,740
BrandLoyalty	1,881	—	—	1,881
Total	$7,172	$969	$1,480	$9,621

There were no restructuring and other charges incurred for the three and nine months ended September 30, 2021.

The Company’s liability for restructuring and other charges is recognized in accrued expenses in its consolidated balance sheets. The following table summarizes the activities related to the restructuring and other charges, as discussed above, for the periods presented:

	Termination	Asset	Other
	Benefits	Impairments	Exit Costs	Total

	(in thousands)
Liability as of January 1, 2022	$—	$—	$—	$—
Charged to expense	7,172	969	1,480	9,621
Adjustments for non-cash charges	—	(969)	—	(969)
Cash payments	(1,471)	—	(1,465)	(2,936)
Effects of foreign currency translation	(165)	—	(15)	(180)
Liability as of September 30, 2022	$5,536	$—	$—	$5,536

The Company’s outstanding liability related to restructuring and other charges is expected to be settled in the next twelve months. Management is continuing to undergo an evaluation of its BrandLoyalty segment with additional restructuring and other charges expected to be incurred in the fourth quarter of 2022.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

10. DEBT

Debt consists of the following:

	September 30,	December 31,
Description	2022	2021	Maturity

	(in thousands)
Revolving credit facility (1)	$—	$—	November 2026
Term loan A	165,156	175,000	November 2026
Term loan B	471,875	500,000	November 2027
Total long-term debt	$637,031	$675,000
Less: unamortized debt issuance costs	18,686	20,887
Less: current portion	50,625	50,625
Long-term portion	$567,720	$603,488
(1)	As of September 30, 2022, availability under the revolving credit facility was $138.2 million as a result of $11.8 million in letters of credit outstanding under the Credit Agreement. As of December 31, 2021, availability under the revolving credit facility was $137.5 million as a result of $12.5 million in letters of credit outstanding under the Credit Agreement.

Credit Agreement

The Company has a Credit Agreement which provides for a $175.0 million term loan A facility, a $500.0 million term loan B facility, and a revolving credit facility in the maximum amount of $150.0 million. The term loan A and revolving credit facility mature November 3, 2026. The term loan B matures November 3, 2027.

In July 2022, the Company entered into an amendment to its Credit Agreement, which, among other things, provides for adjustments to the financial maintenance covenant applicable to the term loan A and revolving credit facility as follows:

Four Fiscal Quarters Ending	Maximum Consolidated Total Leverage Ratio
December 31, 2021 through June 30, 2022	5.00:1.00
September 30, 2022 through September 30, 2023	5.75:1.00
December 31, 2023	5.50:1.00
March 31, 2024 through September 30, 2024	5.25:1.00
December 31, 2024 through March 31, 2025	5.00:1.00
June 30, 2025 and each fiscal quarter thereafter	4.75:1.00

In addition, the amendment reduces the amount of revolving commitments by $2.8 million per quarter beginning September 30, 2022, for each quarter in which the total leverage ratio as defined in the Credit Agreement is in excess of 4.75 to 1. The total leverage ratio was 4.5 to 1 as of September 30, 2022.

For the nine months ended September 30, 2022, the Company made its quarterly principal amortization payments totaling $38.0 million applicable to the term loan A and term loan B.

As of September 30, 2022, the Company was in compliance with its financial covenants.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

Uncommitted Overdraft Facility

The Company was party to an uncommitted overdraft facility with Deutsche Bank AG that provided overdraft protection in several currencies, up to a maximum amount of €10.0 million ($9.8 million as of September 30, 2022). Interest is calculated on debit balances at a rate of 3.5% per annum plus a relevant benchmark, due and payable at the end of each quarter. There were no amounts outstanding under the uncommitted overdraft facility as of September 30, 2022 and December 31, 2021, respectively. In October 2022, the uncommitted overdraft facility was terminated.

11. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in foreign currency exchange rates. Certain derivatives used to manage the Company’s exposure to foreign currency exchange rate movements are not designated as hedges and do not qualify for hedge accounting. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. The fair value of the Company’s derivative instruments as of September 30, 2022 was $4.6 million included in other current assets and $1.3 million included in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The fair value of the Company’s derivative instruments as of December 31, 2021 was $2.5 million included in other current assets and $0.5 million included in other current liabilities in the Company’s unaudited condensed consolidated balance sheets.

12. SHARE-BASED PAYMENTS

Stock Compensation Expense

During the nine months ended September 30, 2022, the Company awarded 814,545 service-based restricted stock units with a weighted average grant date fair value per share of $17.62 as determined on the date of grant. Service-based restricted stock unit awards typically vest ratably over a three-year period provided that the participant is employed by the Company on each such vesting date.

The Company also awarded 88,033 performance-based restricted stock units with a weighted average grant date fair value per share of $24.19 as determined on the date of grant with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. If the performance targets are met, the restrictions will lapse with respect to 33% of the award on February 15, 2023, an additional 33% of the award on February 15, 2024 and the final 34% of the award on February 15, 2025, provided that the participant is employed by the Company on each such vesting date. As of September 30, 2022, the Company believes the probable achievement is 0% and thus did not recognize stock compensation expense for these awards for the three and nine months ended September 30, 2022.

Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Cost of operations	$724	$1,725	$3,054	$5,009
General and administrative	615	418	2,194	1,313
Total	$1,339	$2,143	$5,248	$6,322

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:

	Net	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	Translation	Comprehensive
Three Months Ended September 30, 2022	on Securities	Flow Hedges	Adjustments (1)	Loss

	(in thousands)
Balance at July 1, 2022	$(29,091)	$1,506	$(114,479)	$(142,064)
Changes in other comprehensive income (loss)	(1,505)	(989)	(21,417)	(23,911)
Balance at September 30, 2022	$(30,596)	$517	$(135,896)	$(165,975)

	Net	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	Translation	Comprehensive
Three Months Ended September 30, 2021	on Securities	Flow Hedges	Adjustments (1)	Loss

	(in thousands)
Balance at July 1, 2021	$10,484	$72	$(36,127)	$(25,571)
Changes in other comprehensive income (loss)	(2,769)	908	(21,064)	(22,925)
Balance at September 30, 2021	$7,715	$980	$(57,191)	$(48,496)

	Net	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	Translation	Comprehensive
Nine Months Ended September 30, 2022	on Securities	Flow Hedges	Adjustments (1)	Loss

	(in thousands)
Balance at January 1, 2022	$2,141	$1,270	$(68,485)	$(65,074)
Changes in other comprehensive income (loss)	(32,737)	(753)	(67,411)	(100,901)
Balance at September 30, 2022	$(30,596)	$517	$(135,896)	$(165,975)

	Net	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	Translation	Comprehensive
Nine Months Ended September 30, 2021	on Securities	Flow Hedges	Adjustments (1)	Loss

	(in thousands)
Balance at January 1, 2021	$18,267	$(700)	$(17,186)	$381
Changes in other comprehensive income (loss)	(10,552)	1,680	(40,005)	(48,877)
Balance at September 30, 2021	$7,715	$980	$(57,191)	$(48,496)
(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

Gains on cash flow hedges that were recorded to accumulated other comprehensive income (loss) during the term of the hedging relationship and reclassified into net income (loss) were $2.4 million and $1.8 million in the three and nine months ended September 30, 2022, respectively, and de minimis in the three and nine months ended September 30, 2021, respectively. Other reclassifications from accumulated other comprehensive income (loss) into net income (loss) for each of the periods presented were not material.

14. INCOME TAXES

For the three months ended September 30, 2022 and 2021, the Company utilized an effective tax rate of 103.0% and 40.8%, respectively, to calculate its provision for income taxes. For the nine months ended September 30, 2022 and

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

2021, the Company utilized an effective tax rate of (6.6)% and 35.5%, respectively, to calculate its provision for income taxes. The change in the effective tax rate for the three months ended September 30, 2022 compared to the prior year period was primarily a result of increased U.S. corporate expenses for which a tax benefit cannot be currently realized. The change in the effective tax rate for the nine months ended September 30, 2022 compared to the prior year period was primarily a result of non-deductibility of the write-off of goodwill, increased U.S. corporate expenses, and the write-down of certain deferred tax assets.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a number of tax provisions, including, but not limited to, a new corporate alternative minimum tax, an excise tax on stock buybacks, and incentives for energy and climate initiatives. These provisions are effective for taxable years beginning after December 31, 2022. Currently, the Company does not qualify for the corporate alternative minimum tax.

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

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Financial assets
Redemption settlement assets, restricted	$609,711	$609,711	$735,131	$735,131
Other investments	353	353	471	471
Derivative instruments	4,639	4,639	2,465	2,465

Financial liabilities
Derivative instruments	1,287	1,287	487	487
Long-term debt	618,345	359,993	654,113	654,113

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

Long-term debt —The fair value of the Company’s variable rate long-term debt is based upon recent trades, if available, or estimated using a discounted cash flow method based on the Company’s current borrowing rates for similar types of financing.

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2022 and December 31, 2021:

	Balance at	Fair Value Measurements at
	September 30,	September 30, 2022 Using
	2022	Level 1	Level 2	Level 3

	(in thousands)
Mutual funds (1)	$20,696	$20,696	$—	$—
Corporate bonds (1)	548,145	—	548,145	—
Marketable securities (2)	353	353	—	—
Derivative instruments (3)	4,639	—	4,639	—
Total assets measured at fair value	$573,833	$21,049	$552,784	$—

Derivative instruments (3)	$1,287	$—	$1,287	$—
Total liabilities measured at fair value	$1,287	$—	$1,287	$—

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	Balance at	Fair Value Measurements at
	December 31,	December 31, 2021 Using
	2021	Level 1	Level 2	Level 3

	(in thousands)
Mutual funds (1)	$25,990	$25,990	$—	$—
Corporate bonds (1)	650,389	—	650,389	—
Marketable securities (2)	471	471	—	—
Derivative instruments (3)	2,465	—	2,465	—
Total assets measured at fair value	$679,315	$26,461	$652,854	$—

Derivative instruments (3)	$487	$—	$487	$—
Total liabilities measured at fair value	$487	$—	$487	$—
(1)	Amounts are included in redemption settlement assets, restricted in the unaudited condensed consolidated balance sheets.
(2)	Amounts are included in other current assets in the unaudited condensed consolidated balance sheets.
(3)	Amounts are included in other current assets and other current liabilities in the unaudited condensed consolidated balance sheets.

Financial Instruments Disclosed but Not Carried at Fair Value

The following table provides assets and liabilities disclosed but not carried at fair value as of September 30, 2022 and December 31, 2021:

	Balance at	Fair Value Measurements at
	September 30,	September 30, 2022 Using
	2022	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$359,993	$—	$359,993	$—
Total liabilities measured at fair value	$359,993	$—	$359,993	$—

	Balance at	Fair Value Measurements at
	December 31,	December 31, 2021 Using
	2021	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$654,113	$—	$654,113	$—
Total liabilities measured at fair value	$654,113	$—	$654,113	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property and equipment, right-of-use assets and goodwill. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, including when there is evidence of impairment. For the three and nine months ended September 30, 2022, as part of restructuring and other charges, the Company recorded asset impairment charges of $0.4 million and $1.0 million, respectively, related to certain fixed assets and right-of-use assets as a result of subleases associated with certain leased office space. The fair value was determined utilizing discounted cash flow models over the estimated life of each asset. The principal assumptions used in the Company’s impairment analysis were forecasted future cash flows and a discount rate, which is considered Level 3 inputs. See Note 6, “Leases,” and Note 9, “Restructuring and Other Charges,” for more information.

For the nine months ended September 30, 2022, the Company recognized a goodwill impairment charge of $422.9 million in the BrandLoyalty segment. To determine the fair value of the reporting unit, the Company used both income-

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

and market-based valuation techniques to determine the fair value of the reporting unit, as opposed to just an income approach, as it provided a better representation of fair value of the reporting unit. The income-based approach utilizes a discounted cash flow analysis based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. The valuation includes assumptions related to revenue growth and profit performance, capital expenditures, and the discount rate which are unobservable inputs. The market-based approach involves an analysis of market multiples of revenues and earnings to a group of comparable public companies and recent transactions, if any, involving comparable companies, with the unobservable input being the forecasted earnings of BrandLoyalty. The assumptions utilized in our quantitative analysis are unobservable inputs classified as Level 3 under the fair value hierarchy of ASC 820, “Fair Value Measurement.” See Note 7, “Intangible Assets and Goodwill,” for more information.

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

	AIR MILES		Corporate/
Three Months Ended September 30, 2022	Reward Program	BrandLoyalty	Other	Eliminations	Total

	(in thousands)
Revenues	$67,387	$95,024	$—	$(42)	$162,369

Income (loss) before income taxes	$25,926	$(4,622)	$(17,125)	$—	$4,179
Interest (income) expense, net	(449)	(45)	12,021	—	11,527
Depreciation and amortization	5,586	2,067	15	—	7,668
Stock compensation expense	195	529	615	—	1,339
Strategic transaction costs	2	292	2,721	—	3,015
Restructuring and other charges	3,474	1,881	—	—	5,355
Adjusted EBITDA (1)	$34,734	$102	$(1,753)	$—	$33,083

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

	AIR MILES		Corporate/
Three Months Ended September 30, 2021	Reward Program	BrandLoyalty	Other	Eliminations	Total

	(in thousands)
Revenues	$71,928	$97,329	$—	$—	$169,257

Income (loss) before income taxes	$33,889	$6,524	$(4,018)	$—	$36,395
Interest (income) expense, net	(206)	70	—	—	(136)
Depreciation and amortization	6,018	3,080	—	—	9,098
Stock compensation expense	777	948	418	—	2,143
Adjusted EBITDA (1)	$40,478	$10,622	$(3,600)	$—	$47,500

	AIR MILES		Corporate/
Nine Months Ended September 30, 2022	Reward Program	BrandLoyalty	Other	Eliminations	Total

	(in thousands)
Revenues	$199,649	$289,597	$—	$(129)	$489,117

Income (loss) before income taxes	$68,274	$(435,052)	$(46,763)	$—	$(413,541)
Interest (income) expense, net	(833)	(27)	30,833	—	29,973
Depreciation and amortization	19,066	6,877	23	—	25,966
Stock compensation expense	1,168	1,886	2,194	—	5,248
Goodwill impairment	—	422,922	—	—	422,922
Strategic transaction costs	300	1,401	3,339	—	5,040
Restructuring and other charges	7,740	1,881	—	—	9,621
Adjusted EBITDA (1)	$95,715	$(112)	$(10,374)	$—	$85,229

	AIR MILES		Corporate/
Nine Months Ended September 30, 2021	Reward Program	BrandLoyalty	Other	Eliminations	Total

	(in thousands)
Revenues	$214,123	$282,593	$—	$—	$496,716

Income (loss) before income taxes	$94,214	$2,447	$(11,608)	$—	$85,053
Interest (income) expense, net	(582)	264	—	—	(318)
Depreciation and amortization	17,927	9,626	—	—	27,553
Stock compensation expense	2,126	2,883	1,313	—	6,322
Adjusted EBITDA (1)	$113,685	$15,220	$(10,295)	$—	$118,610
(1)	Adjusted EBITDA is presented in accordance with ASC 280 as it is the primary performance metric utilized to assess performance of the segments and to determine the allocation of resources. Adjusted EBITDA is a non-GAAP financial measure equal to net (loss) income, the most directly comparable financial measure based on GAAP, plus income from investment in unconsolidated subsidiary – related party, provision for income taxes, interest expense (income), net, depreciation and other amortization, amortization of purchased intangibles, and stock compensation expense. Adjusted EBITDA also excludes goodwill impairment, strategic transaction costs, and restructuring and other charges. Strategic transaction costs represent costs associated with the Separation, which were comprised of amounts associated with the Employee Matters Agreement and Tax Matters Agreement. Strategic transaction costs also include advisory services associated with modifying the Credit Agreement and the Company’s capital structure.

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

17. SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the unaudited condensed consolidated and combined statements of cash flows:

	September 30,	September 30,
	2022	2021

	(in thousands)
Cash and cash equivalents	$73,307	$198,865
Restricted cash included within other current assets (1)	9,132	5,312
Restricted cash included within redemption settlement assets, restricted (2)	40,870	58,196
Total cash, cash equivalents and restricted cash	$123,309	$262,373
(1)	Includes cash restricted for travel deposits within the AIR MILES Reward Program.
(2)	See Note 5, “Redemption Settlement Assets, Restricted,” for additional information regarding the nature of restrictions on redemption settlement assets.

18. RELATED PARTY TRANSACTIONS

Prior to the Separation, transactions between the Company and its former Parent were considered to be effectively settled at the time the transaction was recorded. The net effect of the settlement of these intercompany transactions is reflected in the unaudited condensed combined statement of cash flow as a financing activity as net transfers to the former Parent for the nine months ended September 30, 2021. In January 2021, the Company paid cash dividends to the former Parent of $124.2 million, of which $4.2 million was withheld for taxes.

The former Parent allocated $4.0 million and $11.6 million for the three and nine months ended September 30, 2021, respectively, of corporate overhead costs that directly or indirectly benefit the Company that is included in general and administrative expense within the Company’s unaudited condensed combined statements of operations. These assessments relate to information technology, finance, accounting, and tax services provided, as well as human resources, and other functional support. These allocations were determined based on management estimates on the number of employees and non-employee costs associated with the use of these functions by the Company and may not be indicative of the costs that the Company would otherwise incur on a standalone basis.

In addition, the Company had an investment in unconsolidated subsidiary that was a consolidated subsidiary of the former Parent, which was sold to a subsidiary of the former Parent in August 2021. See Note 8, “Investment in Unconsolidated Subsidiary - Related Party,” for additional information.

As part of the Separation, the Company entered into certain agreements with its former Parent, including a Transition Services Agreement, Employee Matters Agreement, and Tax Matters Agreement.

For the three and nine months ended September 30, 2022, the Company incurred $0.6 million and $1.8 million, respectively, of expenses in connection with the Transition Services Agreement for various corporate, administrative and information technology services provided by its former Parent, which have been included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the terms of the Employee Matters Agreement, the Company received a net cash payment of $1.6 million as final settlement of the estimated prorated bonus amounts established at the time of the Separation.

Additionally, the Company has certain assets and liabilities associated with the Tax Matters Agreement. The Company has $20.3 million and $20.1 million of accounts receivable as of September 30, 2022 and December 31, 2021,

LOYALTY VENTURES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS – (CONTINUED)

respectively, accrued expenses of $75.8 million and $80.0 million as of September 30, 2022 and December 31, 2021, respectively, and $1.0 million of other liabilities as of September 30, 2022 and December 31, 2021 included in the Company’s consolidated balance sheets.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “might,” “should,” “would” or other words or phrases of similar import. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially for a variety of reasons, including, among others, our high level of indebtedness; reductions in our credit ratings that limit our ability to access capital markets; increases in market interest rates; the potential for our common stock to be delisted from trading on Nasdaq for failure to meet minimum continuing listing standards; continuing impacts related to COVID-19, including variants, labor shortages, reduction in demand from clients, supply chain disruption for our reward suppliers and capacity constraints, rising costs or other disruptions in the airline or travel industries; changes in geopolitical conditions, including the Russian invasion of Ukraine and related global sanctions and Russian restrictions or actions with respect to local assets; fluctuation in foreign exchange rates; execution of restructuring plans and any resulting cost savings; loss of, or reduction in demand for services from, significant clients; loss of active AIR MILES® Reward Program collectors or greater than expected redemptions by the same; unfavorable resolution of pending or future litigation matters; disruption to operations due to the separation from our former Parent or failure of the separation to be tax-free; new regulatory limitations related to consumer protection or data privacy limiting our services; and loss of consumer information due to compromised physical or cyber security. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results or outcomes to differ significantly from management’s expectations, are described in greater detail in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the most recently ended fiscal year as well as those factors discussed in Item 1A and elsewhere in this Quarterly Report on Form 10-Q and in the documents incorporated by reference in this Form 10-Q. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date made, and we undertake no obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, subsequent events, anticipated or unanticipated circumstances or otherwise.

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

Prior to the Separation and for the three and nine months ended September 30, 2021, the unaudited combined financial statements reflected the financial position, results of operations, and cash flows which were derived from the consolidated financial statements and accounting records of our former Parent in accordance with accounting principles generally accepted in the United States, or GAAP, and were prepared on a “carve-out” basis. The combined financial statements also include allocations of certain general and administrative expenses from our former Parent. These allocations relate to information technology, finance, accounting, tax services, human resources, and other functional support and were determined based on management estimates on the number of employees and non-employee costs associated with the use of these functions by us. We were allocated $4.0 million and $11.6 million for the three and nine months ended September 30, 2021, respectively, for such corporate expenses, which were included within general and administrative expenses in the combined statement of operations. Our former Parent’s third-party long-term debt and the related interest expense were not allocated for the three and nine months ended September 30, 2021, as Loyalty Ventures was not the legal obligor of such debt. The combined financial statements for the three and nine months ended September 30, 2021, do not necessarily reflect what the financial position, results of operations, and cash flows would have been had we operated as an independent, publicly traded company. The financial statements for the three and nine months ended September 30, 2022, represent the unaudited consolidated financial statements of Loyalty Ventures.

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

The AIR MILES Reward Program operates as a full-service coalition loyalty program for our sponsors. We provide marketing, customer service, rewards and redemption management for our sponsors. Recently, the AIR MILES Rewards Program introduced a series of improvements to the program as part of its commitment to providing collectors with an enhanced loyalty program that offers more choice, flexibility and value that will continue throughout 2022. The increase in value proposition for our AIR MILES reward miles has and will continue to have an impact on our redemption revenue, as the cost of redemptions is netted against redemption revenue in accordance with ASC 606, Revenue from Contracts with Customers. In June 2022, the AIR MILES Reward Program received notice from its sponsor, Sobeys Inc., of its intent to exit the program on a region-by-region basis, with the departure of Atlantic Canada in August 2022, Western Canada in September 2022, Ontario in November 2022 and continuing through the first quarter of 2023. Sobeys represented approximately 10% of Loyalty Ventures’ adjusted EBITDA in 2021. For 2022, we expect this development will primarily impact the number of AIR MILES reward miles issued and continue to negatively impact issuance thereafter. For the three and nine months ended September 30, 2022, redemptions increased 45% and 47%, respectively, as compared to the same periods in the prior year, due to the rebound of travel along with the launch of our new travel platform that provides more choices for collectors. However, redemption revenue for our AIR MILES Reward Program declined due to our investment in providing greater value to the collector. Issuance for each of the three and nine months ended September 30, 2022 increased 2%, respectively, as compared to the same periods in the prior year due to increased spend with our credit card and fuel sponsors, but growth was tempered by the grocery category after two regions transitioned in the third quarter of 2022.

BrandLoyalty is a leading global provider of campaign-based loyalty solutions for grocers and other high-frequency retailers. Revenue is significantly impacted by the number, type, and timing of programs in market, which can vary significantly year over year. BrandLoyalty’s original outlook for 2022 was based on a post-covid recovery after two years of pandemic and logistics-related disruptions to the segment’s operating environment. As a result of the invasion of Ukraine by Russia and sanctions imposed in response to the conflict, we have taken steps to pause business in Russia, which we estimate will result in lost revenues of approximately $16 million (€15 million). The vast majority of products we use for our campaign-based loyalty solutions in Russian grocery stores are sourced internationally, and none of the rewards for loyalty campaigns outside of Russia are sourced from Russian suppliers. As of September 30, 2022, we have approximately $8.9 million in cash and cash equivalents and $4.5 million in inventory in our Russian subsidiary. The protracted war in Ukraine has created a greater negative impact on the macroeconomic environment as European consumers are now confronted with rising food and energy prices, which has resulted in a decline in consumer confidence and changes in consumer sentiment and behavior. The ongoing supply chain issues coupled with these other inflationary and recessionary concerns has resulted in negative pressure on BrandLoyalty’s adjusted EBITDA. Further, these factors resulted in the impairment of the segment’s goodwill of $422.9 million for the nine months ended

September 30, 2022. See Note 7, “Intangible Assets and Goodwill,” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements for additional information.

In the second quarter of 2022, executive management and the board of directors began a process to simplify the organization, reduce its cost structure, and optimize its supply chain. As a result, we incurred restructuring and other charges of $5.4 million and $9.6 million in the three and nine months ended September 30, 2022, respectively, which have been included in our cost of operations. See Note 9, “Restructuring and Other Charges,” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements for additional information. We expect to execute on our operational efficiency plan throughout 2022.

While we expect the impacts of COVID-19 on our business to continue to moderate, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, the severity and duration, the continued availability and effectiveness of vaccines and actions taken by government authorities, including restrictions, laws or regulations, and other third parties in response to the pandemic. We continue to actively monitor the impact of COVID-19 on all aspects of our business.

Consolidated and Combined Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

	(in thousands, except percentages)
Revenues
Redemption, net	$91,852	$97,149	(5)%	$273,779	$280,844	(3)%
Services	62,757	65,806	(5)	191,830	199,244	(4)
Other	7,760	6,302	23	23,508	16,628	41
Total revenue	162,369	169,257	(4)	489,117	496,716	(2)
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	133,905	119,882	12	407,890	372,820	9
General and administrative	5,090	4,018	27	15,907	11,608	37
Depreciation and other amortization	7,409	8,665	(14)	25,146	26,237	(4)
Amortization of purchased intangibles	259	433	(40)	820	1,316	(38)
Goodwill impairment	—	—	nm *	422,922	—	nm *
Total operating expenses	146,663	132,998	10	872,685	411,981	112
Operating income (loss)	15,706	36,259	(57)	(383,568)	84,735	(553)
Interest expense (income), net	11,527	(136)	nm *	29,973	(318)	nm *
Income (loss) before income taxes and income from investment in unconsolidated subsidiary	4,179	36,395	(89)	(413,541)	85,053	(586)
Provision for income taxes	4,304	16,542	(74)	27,466	31,616	(13)
Income from investment in unconsolidated subsidiary – related party, net of tax	—	(4,108)	nm *	—	(4,067)	nm *
Net (loss) income	$(125)	$23,961	(101)%	$(441,007)	$57,504	(867)%

Key Operating Metrics (in millions):
AIR MILES reward miles issued	1,176.8	1,155.2	2%	3,470.0	3,406.1	2%
AIR MILES reward miles redeemed	1,294.9	895.8	45%	3,584.8	2,435.5	47%
Supplemental information:
Average CAD to USD foreign currency exchange rate	0.77	0.79	(3)%	0.78	0.80	(3)%
Average EUR to USD foreign currency exchange rate	1.01	1.18	(14)%	1.06	1.20	(12)%

* not meaningful

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Revenue. Total revenue decreased $6.9 million to $162.4 million, or 4%, for the three months ended September 30, 2022 as compared to $169.3 million for the three months ended September 30, 2021. The net decrease was due to the following:

●	Redemption, net. Redemption revenue decreased $5.3 million, or 5%, to $91.9 million for the three months ended September 30, 2022, as redemption revenue from our coalition loyalty program decreased $2.5 million despite an increase in AIR MILES reward miles redeemed, resulting from an increase to our value proposition and cost of redemptions that are netted against revenue in accordance with ASC 606. Redemption revenue from our campaign-based loyalty programs decreased $2.8 million due to the decline in the Euro relative to the U.S. Dollar. In Euro, redemption revenue from our campaign-based loyalty programs increased by 13% due to certain program performance in Europe. The timing and size of programs can vary between quarters in the comparative years.
●	Services. Services revenue decreased $3.0 million, or 5%, to $62.8 million for the three months ended September 30, 2022 primarily due to the impact of the decline in AIR MILES reward miles issued in 2020 and 2021, as a portion of the consideration from those issuances is deferred and amortized into revenue over the estimated life of an AIR MILES reward mile.
●	Other revenue. Other revenue increased $1.5 million, or 23%, to $7.8 million for the three months ended September 30, 2022, due to an increase in ancillary revenue associated with surplus inventory in our BrandLoyalty segment and ancillary revenue earned on travel bookings within our coalition loyalty program.

Cost of operations. Cost of operations increased $14.0 million, or 12%, to $133.9 million for the three months ended September 30, 2022 as compared to $119.9 million for the three months ended September 30, 2021 due to a $11.3 million increase in cost of redemptions due to higher reward and logistics costs associated with our campaign-based loyalty programs, and restructuring and other charges incurred of $5.4 million.

General and administrative. General and administrative expenses increased $1.1 million, or 27%, to $5.1 million for the three months ended September 30, 2022 as compared to $4.0 million for the three months ended September 30, 2021, due to an increase in consulting and legal expenses.

Depreciation and other amortization. Depreciation and other amortization decreased $1.3 million, or 14%, to $7.4 million for the three months ended September 30, 2022 as compared to $8.7 million for the three months ended September 30, 2021 due to certain fully depreciated property and equipment.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $0.2 million, or 40%, to $0.3 million for the three months ended September 30, 2022, as compared to $0.4 million for the three months ended September 30, 2021, as a result of the decline in foreign currency exchange rates.

Interest expense (income), net. Total interest expense (income), net increased $11.7 million due to the interest expense associated with the senior secured credit agreement, or the Credit Agreement, entered in connection with the Separation in November 2021.

Taxes. Provision for income taxes decreased $12.2 million to $4.3 million for the three months ended September 30, 2022 from $16.5 million for the three months ended September 30, 2021. The change in the effective tax rate to 103.0% for the three months ended September 30, 2022 as compared to 40.8% in the prior year period was primarily a result of increased U.S. corporate expenses for which a tax benefit cannot be currently realized.

Income from investment in unconsolidated subsidiary – related party, net of tax. Income from unconsolidated subsidiary – related party in 2021 represented our allocable share of the income from our investment in our unconsolidated subsidiary, Comenity Canada, L.P., which was sold to an affiliate of our former Parent in August 2021 for $4.1 million and for which we recognized a gain on sale of unconsolidated subsidiary of $4.1 million.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Revenue. Total revenue decreased $7.6 million to $489.1 million for the nine months ended September 30, 2022 as compared to $496.7 million for the nine months ended September 30, 2021. The net decrease was due to the following:

●	Redemption, net. Redemption revenue decreased $7.1 million, or 3%, to $273.8 million for the nine months ended September 30, 2022, as revenue from our coalition loyalty program decreased $9.1 million despite an increase in AIR MILES reward miles redeemed because of an increase to our value proposition and cost of redemptions that are netted against revenue in accordance with ASC 606. This was partially offset by the increase in redemption revenue from our campaign-based loyalty programs of $2.0 million. In Euro, redemption revenue from our campaign-based loyalty programs increased by 13% due to certain program performance in Europe. The timing and size of programs can vary between the comparative periods.
●	Services. Services revenue decreased $7.4 million, or 4%, to $191.8 million for the nine months ended September 30, 2022 due to the impact of the decline in AIR MILES reward miles issued in 2020 and 2021, as a portion of the consideration from those issuances is deferred and amortized into revenue over the estimated life of an AIR MILES reward mile.
●	Other revenue. Other revenue increased $6.9 million, or 41%, to $23.5 million for the nine months ended September 30, 2022, due to an increase in ancillary revenue associated with surplus inventory in our BrandLoyalty segment and ancillary revenue earned on travel bookings within our coalition loyalty program.

Cost of operations. Cost of operations increased $35.1 million, or 9%, to $407.9 million for the nine months ended September 30, 2022 as compared to $372.8 million for the nine months ended September 30, 2021 due to a $34.5 million increase in cost of redemptions due to the increase in logistics costs associated with our campaign-based loyalty programs, and restructuring and other charges incurred of $9.6 million. These increases were partially offset by a decrease in incentive compensation.

General and administrative. General and administrative expenses increased $4.3 million, or 37%, to $15.9 million for the nine months ended September 30, 2022 as compared to $11.6 million for the nine months ended September 30, 2021, due to an increase in payroll and benefits expense, including stock compensation and other amounts associated with the Employee Matters Agreement, as well as additional consulting and legal expenses.

Depreciation and other amortization. Depreciation and other amortization decreased $1.1 million, or 4%, to $25.1 million for the nine months ended September 30, 2022 as compared to $26.2 million for the nine months ended September 30, 2021 due to certain fully depreciated property and equipment.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $0.5 million, or 38%, to $0.8 million for the nine months ended September 30, 2022, as compared to $1.3 million for the nine months ended September 30, 2021, as a result of the decline in foreign currency exchange rates.

Goodwill impairment. In the second quarter of 2022, we recognized a goodwill impairment charge of $422.9 million associated with the BrandLoyalty segment.

Interest expense (income), net. Total interest expense (income), net increased $30.3 million due to the interest expense associated with the Credit Agreement entered in connection with the Separation in November 2021.

Taxes. Provision for income taxes decreased $4.2 million to $27.5 million for the nine months ended September 30, 2022 from $31.6 million for the nine months ended September 30, 2021. The change in the effective tax rate to (6.6)% for the nine months ended September 30, 2022 as compared to 35.5% in the prior year period was primarily a result of non-deductibility of the write-off of goodwill, the increase in U.S. corporate expenses currently non-deductible, and the write-down of certain deferred tax assets.

Loss from investment in unconsolidated subsidiary – related party, net of tax. Income from unconsolidated subsidiary – related party in 2021 represented our allocable share of the income from our investment in our unconsolidated subsidiary, Comenity Canada, L.P., which was sold to an affiliate of our former Parent in August 2021 for $4.1 million and for which we recognized a gain on sale of unconsolidated subsidiary of $4.1 million.

Use of Non-GAAP financial measures

Adjusted EBITDA is a non-GAAP financial measure equal to net (loss) income, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus income from investment in unconsolidated subsidiary – related party, provision for income taxes, interest expense (income), net, depreciation and other amortization, the amortization of purchased intangibles, and stock compensation expense. Adjusted EBITDA also excludes goodwill impairment, strategic transaction costs, and restructuring and other charges. Strategic transaction costs represent costs associated with the Separation, which were comprised of amounts associated with the Employee Matters Agreement and Tax Matters Agreement. Strategic transaction costs also include advisory services associated with modifying the Credit Agreement and our capital structure. These items were not included in the measurement of segment adjusted EBITDA as the chief operating decision maker did not factor these expenses for purposes of assessing segment performance and decision making with respect to resource allocations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Net (loss) income	$(125)	$23,961	$(441,007)	$57,504
Income from investment in unconsolidated subsidiary – related party, net of tax	—	(4,108)	—	(4,067)
Provision for income taxes	4,304	16,542	27,466	31,616
Interest expense (income), net	11,527	(136)	29,973	(318)
Depreciation and other amortization	7,409	8,665	25,146	26,237
Amortization of purchased intangibles	259	433	820	1,316
Stock compensation expense	1,339	2,143	5,248	6,322
Goodwill impairment	—	—	422,922	—
Strategic transaction costs (1)	3,015	—	5,040	—
Restructuring and other charges (2)	5,355	—	9,621	—
Adjusted EBITDA	$33,083	$47,500	$85,229	$118,610
(1)	Represents costs associated with the Separation, which were comprised of amounts associated with the Employee Matters Agreement and Tax Matters Agreement, and modifying the Credit Agreement and our capital structure.
(2)	Represents costs associated with termination benefits, assets impairments and other exit costs. See Note 9, “Restructuring and Other Charges,” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements for additional information.

Segment Revenue and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

	(in thousands, except percentages)
Revenue:
AIR MILES Reward Program	$67,387	$71,928	(6)%	$199,649	$214,123	(7)%
BrandLoyalty	95,024	97,329	(2)	289,597	282,593	2
Corporate/Other	—	—	—	—	—	—
Eliminations	(42)	—	nm *	(129)	—	nm *
Total	$162,369	$169,257	(4)%	$489,117	$496,716	(2)%

Adjusted EBITDA
AIR MILES Reward Program	$34,734	$40,478	(14)%	$95,715	$113,685	(16)%
BrandLoyalty	102	10,622	(99)	(112)	15,220	(101)
Corporate/Other	(1,753)	(3,600)	(51)	(10,374)	(10,295)	1
Total	$33,083	$47,500	(30)%	$85,229	$118,610	(28)%

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Revenue. Total revenue decreased $6.9 million, or 4%, to $162.4 million for the three months ended September 30, 2022 from $169.3 million for the three months ended September 30, 2021. The decrease was due to the following:

●	AIR MILES Reward Program. Revenue decreased $4.5 million, or 6%, to $67.4 million for the three months ended September 30, 2022, as revenue was impacted by a decline in issuance revenue, included in service revenue, of $2.6 million due to the decrease in the number of AIR MILES reward miles issued in 2020 and 2021, and a decline of $2.5 million in redemption revenue due to the increase in the value proposition that negatively impacts the cost of redemptions, which are netted against revenue in accordance with ASC 606.
●	BrandLoyalty. Revenue decreased $2.3 million, or 2%, to $95.0 million for the three months ended September 30, 2022, due to the decline in the Euro relative to the U.S. Dollar. In Euro, revenue from our campaign-based loyalty programs increased by 14% primarily due to certain program performance in Europe. The timing and size of programs can vary between quarters in the comparative years.

Adjusted EBITDA. Adjusted EBITDA decreased $14.4 million, or 30%, to $33.1 million for the three months ended September 30, 2022 from $47.5 million for the three months ended September 30, 2021. The net decrease was due to the following:

●	AIR MILES Reward Program. Adjusted EBITDA decreased $5.7 million, or 14%, to $34.7 million for the three months ended September 30, 2022 due to the decrease in revenue noted above.
●	BrandLoyalty. Adjusted EBITDA decreased $10.5 million, or 99%, to $0.1 million for the three months ended September 30, 2022 due to margin pressure attributable to an increase in cost of redemptions from higher reward and logistics costs.
●	Corporate/Other. Adjusted EBITDA increased $1.8 million to $(1.8) million for the three months ended September 30, 2022 primarily due to the favorable impact of foreign currency exchange rates on certain tax assets and liabilities.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Revenue. Total revenue decreased $7.6 million to $489.1 million for the nine months ended September 30, 2022 from $496.7 million for the nine months ended September 30, 2021. The net decrease was due to the following:

●	AIR MILES Reward Program. Revenue decreased $14.5 million, or 7%, to $199.6 million for the nine months ended September 30, 2022, as revenue was impacted by a decline in issuance revenue, included in service revenue, of $9.1 million due to the decrease in the number of AIR MILES reward miles issued in 2020 and 2021, and a decline of $9.1 million in redemption revenue due to the increase in the value proposition that negatively impacts the cost of redemptions, which are netted against revenue in accordance with ASC 606, partially offset by an increase in ancillary revenue earned on travel bookings.
●	BrandLoyalty. Revenue increased $7.0 million, or 2%, to $289.6 million for the nine months ended September 30, 2022, due to the size and timing of programs in market and an increase in ancillary revenue associated with surplus inventory. In Euro, revenue from our campaign-based loyalty programs increased by 15% primarily due to certain program performance in Europe. The timing and size of programs can vary between the comparative periods.

Adjusted EBITDA. Adjusted EBITDA decreased $33.4 million, or 28%, to $85.2 million for the nine months ended September 30, 2022 from $118.6 million for the nine months ended September 30, 2021. The decrease was due to the following:

●	AIR MILES Reward Program. Adjusted EBITDA decreased $18.0 million, or 16%, to $95.7 million for the nine months ended September 30, 2022 due to the decrease in revenue noted above.
●	BrandLoyalty. Adjusted EBITDA decreased $15.3 million, or 101%, to $(0.1) million for the nine months ended September 30, 2022 due to margin pressure attributable to an increase in cost of redemptions from higher reward and logistics costs.
●	Corporate/Other. Adjusted EBITDA decreased $0.1 million to $(10.4) million for the nine months ended September 30, 2022 due to an increase in payroll and benefits expense and consulting and legal costs, partially offset by the favorable impact of foreign currency exchange rates on certain tax assets and liabilities.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash generated from operating activities. We expanded this source with our new credit facility and may expand these sources with future issuances of debt or equity securities. Our primary uses of cash are for ongoing business operations, repayment of our debt, capital expenditures and investments.

We believe that internally generated funds and other sources of liquidity will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months. We believe we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances and available borrowings through the revolving credit facility. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future. We have engaged certain advisors to assist in modifying our capital structure put in place at formation; further, the independent members of the board have been reviewing all circumstances related to our formation. During the third quarter of 2022, we received a downgrade of our corporate credit rating which could increase our future cost of financing or limit our ability to access capital. However, any downgrade of our credit rating(s) is not an event of default in our Credit Agreement. Further, both stock and bond markets in the United States are performing poorly in 2022 and our common stock has traded below the minimum bid price on the Nasdaq Global Select Market for a short period of time. See Item 1A Risk Factors for additional information about risks related to trading below the minimum bid price for 30 or more consecutive trading days. In addition, the continued volatility in the financial and capital markets due to COVID-19, or the ongoing invasion by Russia of Ukraine, may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations and obtain debt or equity financing on acceptable terms.

Cash Flow Activity

Operating Activities. We used cash flow from operating activities of $51.6 million for the nine months ended September 30, 2022 as compared to cash flow generated from operating activities of $113.7 million for the nine months ended September 30, 2021, primarily as a result of a decline in net income and changes in working capital, primarily from an increase in inventory in advance of programs scheduled in the fourth quarter of the year, in addition to inventory from underperforming campaigns in the first half of the year, and a decline in deferred revenue associated with our AIR MILES Reward Program as a result of an increase in redemptions.

Investing Activities. Cash used in investing activities was $5.6 million and $55.6 million for the nine months ended September 30, 2022 and 2021, respectively. Significant components of investing activities are as follows:

●	Redemption settlement assets, restricted. Cash provided by redemption settlement assets was $10.3 million for the nine months ended September 30, 2022 as compared to cash used in redemption settlement assets of $47.3 million for the nine months ended September 30, 2021 as a result of lower investments.
●	Capital expenditures. Cash paid for capital expenditures was $15.9 million and $13.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Financing Activities. Cash used in financing activities was $38.9 million and $129.3 million for the nine months ended September 30, 2022 and 2021, respectively. In 2022, the cash used for financing was primarily attributable to principal payments on our term loans. In 2021, the Company paid a dividend to our former Parent of $124.2 million, of which $4.2 million was withheld for taxes.

Debt

Credit Agreement

In July 2022, we entered into an amendment to our Credit Agreement, which, among other things, provides for adjustments to the financial maintenance covenant applicable to the term loan A and revolving credit facility as follows:

Four Fiscal Quarters Ending	Maximum Consolidated Total Leverage Ratio
December 31, 2021 through June 30, 2022	5.00:1.00
September 30, 2022 through September 30, 2023	5.75:1.00
December 31, 2023	5.50:1.00
March 31, 2024 through September 30, 2024	5.25:1.00
December 31, 2024 through March 31, 2025	5.00:1.00
June 30, 2025 and each fiscal quarter thereafter	4.75:1.00

In addition, the amendment reduces the amount of revolving commitments by $2.8 million per quarter, beginning September 30, 2022, for each quarter in which the total leverage ratio as defined in the Credit Agreement is in excess of 4.75 to 1.

At September 30, 2022, we had $637.0 million in term loans outstanding and a $150.0 million revolving line of credit. As of September 30, 2022, we had no amounts outstanding under our revolving line of credit but a total availability of $138.2 million due to letters of credit outstanding under the Credit Agreement. Our total leverage ratio, as defined in the Credit Agreement, was 4.5 to 1 at September 30, 2022, as compared to the maximum covenant ratio of 5.75 to 1.

As of September 30, 2022, we were in compliance with our debt covenants.

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

For our quantitative analysis, the fair value of the reporting units was estimated using both an income- and market-based approach. Our income-based approach utilized a discounted cash flow analysis based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. The valuation included assumptions related to revenue growth and profit performance, capital expenditures, the discount rate and other assumptions that are judgmental in nature. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment. The market-based approach involved an analysis of market multiples of revenues and earnings to a group of comparable public companies and recent transactions, if any, involving comparable companies. While the guideline companies in the market-based valuation method have comparability to the reporting units, they may not fully reflect the market share, product portfolio and operations of the reporting units. In addition, we also consulted independent valuation experts in applying these valuation techniques. We based our measurement of the fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market-based valuation approach.

Based on the results of the goodwill impairment test, we recorded an impairment charge of $422.9 million, which reduced the goodwill balance of the BrandLoyalty reporting unit to zero. See Note 7, “Intangible Assets and Goodwill,” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements for additional information.

Recently Issued Accounting Standards Not Yet Adopted

See Note 1, “Description of Business and Basis of Presentation,” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements for a discussion of new accounting standards issued but not yet adopted.

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

Foreign currency exchange rate risk

Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Our primary exchange rate exposure has been with the Canadian dollar and Euro against the United States dollar. In the nine months ended September 30, 2022, changes in foreign currency exchange rates decreased our reported revenues $41.0 million but had an immaterial effect on our income (loss) before income taxes.

Interest Rate Risk

Loans under the Credit Agreement bear interest at floating rates tied to London interbank offered rate (LIBOR), or, if LIBOR is no longer available, the Secured Overnight Financing Rate (SOFR). As a result, changes in LIBOR, or in the future SOFR, can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not used interest rate swap arrangements to hedge the variable interest rates under our Credit Agreement. A one percentage point increase in LIBOR for the nine months ended September 30, 2022 would have resulted in approximately $4.9 million of additional interest expense. A description of our Credit Agreement is contained in Note 10, “Debt,” to the Unaudited Condensed Consolidated and Combined Financial Statements.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2022 (the end of our third fiscal quarter), our disclosure controls and procedures were effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief

Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our third quarter 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the invasion by Russia of Ukraine, the U.S. and certain other countries have imposed sanctions on conducting business with or in Russia and Russia has responded with similar measures, including restrictions on cash exports and regulations to nationalize the assets of foreign businesses; these parties could impose further sanctions that could damage or disrupt international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of this conflict or the sanctions imposed to date, which could include further sanctions, efforts to nationalize foreign assets, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions that could increase the costs, risks and adverse impacts from additional supply chain and logistics challenges. We may also be the subject of increased cyber-attacks. The potential effects of the invasion by Russia of Ukraine also could impact many of the other risk factors described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021. These potential effects include, but are not limited to, variations in the level of our profitability, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, and the impairment of goodwill. See Note 7, “Intangible Assets and Goodwill,” of the Notes to the Unaudited Condensed Consolidated and Combined Financial Statements. Given the evolving nature of this conflict, the related sanctions, potential governmental actions and global economic fallout, such potential impacts remain uncertain. While Russia does not constitute a material portion of our business, a significant escalation of the conflict’s current scope or related expansion of economic disruption to a portion or all of the global economy could have a material adverse effect on our results of operations.

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

These changes have and may continue to result in the recording of restructuring or other charges, such as asset impairment charges, contract and lease termination costs, inventory write-offs, exit costs, termination benefits, and other restructuring costs. Further, we may experience a loss of continuity, accumulated knowledge and/or efficiency; adverse effects on employee morale; and/or key employee retention issues. Reorganization and restructuring can impact a significant amount of management and other employees’ time and focus, which may divert attention from operating our business.

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

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Global Select Market, including Nasdaq’s minimum bid price, and our common stock may be subject to delisting from Nasdaq.

On November 8, 2021, our common stock began trading regular way on the Nasdaq Global Select Market under the symbol “LYLT”. The Nasdaq Stock Market has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq continued listing requirements in the future, Nasdaq could determine to delist our common stock. For example, if the minimum bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, Nasdaq could issue a deficiency notice and begin delisting procedures. If in the future Nasdaq delists our common stock from trading on its exchange for failure to meet continued listing standards, we and our securityholders could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a deterrent for broker-dealers making a market in or otherwise seeking or generating interest in our securities;
●	a deterrent for certain institutions and persons from investing in our securities at all;
●	a determination that our common shares are “penny stock” which will require brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The minimum bid price of our common stock was below the minimum $1.00 per share beginning on October 12, 2022 and began trading above $1.00 again on October 26, 2022. The minimum bid price of our common stock on October 27, 2022 was $1.31 per share. If the minimum bid price of our common stock falls below $1.00 again and stays below $1.00 for 30 consecutive trading days, we would expect to receive a deficiency notification from the Nasdaq Stock Market that for the preceding 30 consecutive trading days, the minimum bid price of our common shares was below $1.00 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we would expect to have 180 calendar days from the notice date to regain compliance. To regain compliance, the minimum bid price of our common shares must be at least $1.00 per share for a minimum of 10 consecutive trading days.

If we did not reestablish compliance in the requisite 180-day period, we may qualify to transfer to the Nasdaq Capital Market, and be eligible for additional time to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market with the exception of the minimum bid price requirement. Further, we would be required to notify Nasdaq of our intent to cure the minimum bid price deficiency.

If we do not regain compliance within the allotted timeframes, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal Nasdaq’s determination, but there can be no assurance that Nasdaq would grant our request for continued listing. We intend to monitor the minimum bid price of our common stock and consider options if necessary to resolve the noncompliance with the minimum bid price requirement. There can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or the other Nasdaq listing criteria.

In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

Changes in our credit ratings may limit our access to capital markets and adversely affect our liquidity.

The credit rating agencies periodically review our capital structure and the quality and stability of our earnings. In the third quarter of 2022, Moody’s and S&P Global Ratings downgraded our long-term credit rating. Adverse changes by the rating agencies to our credit ratings has and may continue to negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with a refinancing of our debt. Downgrades in our credit ratings could also affect the terms of any such refinancing or future financing or restrict our ability to obtain additional financing in the future which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Information available in public media that is published by third parties, including blogs, articles, message boards and social and other media may include statements not attributable to Loyalty Ventures and may not be reliable or accurate.

We have received, and may continue to receive, media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This includes coverage that is not attributable to statements made by our officers or employees. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(Dollars in thousands)
During 2022:
July 1-31	—	$—	—	$—
August 1-31	—	—	—	—
September 1-30	—	—	—	—
Total	—	$—	—	$—

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Roger H. Ballou resigned from his position as chair of the Loyalty Ventures’ board of directors as well as all committee appointments effective November 5, 2022. Mr. Ballou did not resign due to any disagreement with the Company, its board of directors or its management. Effective upon Mr. Ballou’s resignation as a director, the size of our board of directors was reduced from five to four directors. Also effective November 5, 2022, pursuant to our Corporate Governance Guidelines and in exercise of its business judgment, our board of directors appointed Charles L. Horn to serve as chair of the Board, and appointed Richard A. Genovese as a member of the board’s corporate governance and nominating committee and Barbara L. Rayner as a member of the board’s compensation committee, each until their successor is duly appointed and qualified or their earlier resignation or removal.

(b) None

Item 6. Exhibits

(a) Exhibits:

EXHIBIT INDEX

	Description
		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.1%+	Fifth Amendment to Amended and Restated Program Participation Agreement by and between LoyaltyOne, Co. and Bank of Montreal, dated as of July 4, 2022.	10-Q	10.1	8/11/2022

10.2%+	Sixth Amendment to Amended and Restated Program Participation Agreement by and between LoyaltyOne, Co. and Bank of Montreal, dated as of July 5, 2022.	10-Q	10.2	8/11/2022

10.3+	Seventh Amendment to Amended and Restated Program Participation Agreement by and between LoyaltyOne, Co. and Bank of Montreal, dated as of October 27, 2022	8-K	10.1	11/2/2022

10.4	Amendment No. 1 to Credit Agreement (Financial Covenant), dated as of July 29, 2022, by and among Loyalty Ventures Inc., Brand Loyalty Group B.V. and Brand Loyalty International B.V., as borrowers, certain other subsidiaries as guarantors, Bank of America N.A., as administrative agent, and certain other lenders party thereto.	8-K	10.1	8/4/2022

31.1*	Certification of Chief Executive Officer of Loyalty Ventures Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Loyalty Ventures Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101*

The following financial information from Loyalty Ventures Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated and Combined Statements of Operations, (iii) Condensed Consolidated and Combined Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated and Combined Statements of Equity (Deficiency), (v) Condensed Consolidated and Combined Statements of Cash Flows and (vi) Notes to Condensed Consolidated and Combined Financial Statements.

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
Date: November 8, 2022

	By:	/s/ JOHN J. CHESNUT
John J. Chesnut
Executive Vice President and Chief Financial Officer
Date: November 8, 2022